Form 10-Q
period 2000-09-30
DM MORTGAGE INVESTORS LLC
filed 2000-11-14
CIK 1108948

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM...........TO...........

                        COMMISSION FILE NUMBER 333-32800

                           DM MORTGAGE INVESTORS, LLC
--------------------------------------------------------------------------------
           (EXACT NAME OF BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                      88-0446244
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            2901 EL CAMINO AVENUE SUITE 206, LAS VEGAS, NEVADA 89102
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  702/227-0965
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

                           DM MORTGAGE INVESTORS, LLC

                                      INDEX


                                                                                                      PAGE NO.
                                                                                                      --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets                                                                                1
           Statements of Operations                                                                      2
           Statements of Cash Flows                                                                      3
           Notes to Financial Statements                                                                 4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                           6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                    9

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                            10

Item 2.    Changes in Securities and Use of Proceeds                                                    10

Item 3.    Defaults Upon Senior Securities                                                              10

Item 4.    Submission of Matters to a Vote of Security Holders                                          10

Item 5.    Other Information                                                                            10

Item 6.    Exhibits and Reports on Form 8-K                                                             10

SIGNATURES                                                                                              10


PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                           DM MORTGAGE INVESTORS, LLC
                                 BALANCE SHEETS

                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                               2000             1999
                                                                            (UNAUDITED)       (AUDITED)
                                                                            ------------    ------------
                                     ASSETS
Assets
   Cash and cash equivalents                                                $  5,849,950    $         --
   Certificates of Deposits                                                      550,000              --
   Interest receivables                                                           91,175              --
   Due from Managing Member                                                       46,845              --
   Investment in loans secured by real estate                                 13,265,450              --
   Deferred offering costs                                                            --         115,100
                                                                            ------------    ------------

     Total assets                                                           $ 19,803,420    $    115,100
                                                                            ============    ============


                         LIABILITIES AND MEMBERS' EQUITY

Liabilities
   Due to Managing Member                                                   $        501    $         --
   Deferred revenues                                                              42,941              --
                                                                            ------------    ------------
     Total liabilities                                                            43,442              --

Members' equity                                                               19,759,978         115,100
                                                                            ------------    ------------
     Total members' equity                                                    19,759,978         115,100
                                                                            ------------    ------------

     Total liabilities and members' equity                                  $ 19,803,420    $    115,100
                                                                            ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           DM MORTGAGE INVESTORS, LLC
                            STATEMENTS OF OPERATIONS

                                                                                    FOR THE THREE      FOR THE NINE
                                                                                     MONTHS ENDED      MONTHS ENDED
                                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                                         2000              2000
                                                                                      (UNAUDITED)       (UNAUDITED)
                                                                                      -----------       -----------
Revenues

  Interest income on loans secured by real estate                                     $    92,473       $    92,473
  Interest income - other                                                                  29,345            29,345
  Other fees                                                                                3,904             3,904
                                                                                      -----------       -----------

    Total revenues                                                                        125,722           125,722

Operating expenses
General and administrative                                                                     95                95
                                                                                      -----------       -----------
Total operating expenses                                                                       95                95
                                                                                      -----------       -----------

Net income                                                                            $   125,627       $   125,627
                                                                                      ===========       ===========

Net income allocated to members                                                       $   125,627       $   125,627
                                                                                      ===========       ===========

Net income allocated to members per weighted
  average membership units (a)                                                        $     0.083       $     0.083
                                                                                      ===========       ===========

Weighted average number of members' units (a)                                           1,523,213         1,523,213
                                                                                      ===========       ===========


(a) The weighted average number of members' units is calculated based upon the daily number of outstanding units beginning on September 1, 2000, commencement date of operations.


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           DM MORTGAGE INVESTORS, LLC
                             STATEMENT OF CASH FLOWS

                                                                                   FOR THE NINE
                                                                                   MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                       2000
                                                                                    (UNAUDITED)
                                                                                   ------------
Cash flows from operating activities:
  Net income                                                                       $    125,627
  Changes in operating assets and liabilities:
    Increase in interest receivables                                                    (91,175)
    Increase in due from Managing Member                                                (46,845)
    Increase in due to Managing Member                                                      501
    Increase in deferred revenues                                                        42,941
                                                                                   ------------

    Net cash provided by operating activities                                            31,049
                                                                                   ------------

Cash flows from investing activities:
    Investment in certificates of deposits                                             (550,000)
    Investment in loans secured by real estate                                      (13,265,450)
                                                                                   ------------
    Net cash used by investing activities                                           (13,815,450)
                                                                                   ------------

Cash flows from financing activities:
    Proceeds from sale of membership units                                           19,634,351
                                                                                   ------------

    Net cash provided by financing activities                                        19,634,351
                                                                                   ------------

    Net change in cash and cash equivalents                                           5,849,950

    Cash and cash equivalents-beginning balance                                              --
                                                                                   ------------
    Cash and cash equivalents-ending balance                                       $  5,849,950
                                                                                   ============

Supplemental cash flow information:
  Non-cash transaction:
    Conversion of deferred offering costs to
      membership units                                                             $    688,370
                                                                                   ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           DM MORTGAGE INVESTORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 1999 financial statements of DM Mortgage Investors, LLC ("the Company") included in Form S-11/A filed with the Securities and Exchange Commission.

On September 1, 2000, the Company commenced operations as a result of effectiveness of its Form S-11/A filed with the Securities and Exchange Commission for the public offering of its units on that same date. The Company may offer to sell a maximum of 10,000,000 units to the public at a price of $10 per unit. The duration of the public offering will be for a period of two years following the effective date of the Form S-11/A during at which time the Company must receive paid subscriptions for at least 150,000 units by December 31, 2000. In the event the minimum number of units are not sold by December 31, 2000, the subscription amounts will be returned in full to the subscribers. As of September 30, 2000, the Company met the 150,000 minimum number of units to be sold.

The Managing Member of the Company is Vestin Mortgage, Inc. (formerly Capsource, Inc., dba Del Mar Mortgage), a Nevada Corporation engaged in the business of mortgage services, specifically the origination of mortgages, principally in the greater Las Vegas area. Vestin Mortgage, Inc. ("Vestin") is a wholly-owned subsidiary of Vestin Group, Inc. (formerly Sunderland Corporation), a Nevada Corporation, whose common stock is publicly held and is traded on the NASDAQ under the symbol "VSTN."

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - INVESTMENT IN LOANS SECURED BY REAL ESTATE

As of September 30, 2000, investment in loans secured by real estate approximating $13,265,000 are comprised of five (5) loans with maturities of one year, interest rates ranging from 14% to 15% paid monthly, and principal due on maturity. These loans are secured by real estate through a first deed of trust.

The following is a summary of the Company's investment in loans secured by real estate as of September 30, 2000:

                      LOAN AMOUNT      LOAN AMOUNT
                       FUNDED BY        FUNDED BY       INTEREST       LOAN
     BORROWER         DM MORTGAGE    OTHER INVESTORS      RATE        LENGTH    LOAN TYPE             COLLATERAL
------------------   ------------    ---------------    --------    ---------   ----------    --------------------------
Car Spa Norco, LLC   $  3,345,000    $       355,000       14.0%     12 mos.    Commercial    Land and Building
The Ranches, LLC     $  3,115,000    $         5,000       15.0%     12 mos.    Land          Land
Mesquite 643, LLC    $  4,358,550    $     3,141,450       14.0%     12 mos.    Commercial    Land
Q Summerlin, LLC     $  1,686,900    $     7,063,100       14.0%     12 mos.    Commercial    Land and Building
BP Euphoria, LLC     $    760,000    $            --       14.0%     12 mos.    Commercial    Land
                     ------------    ---------------

                     $ 13,265,450    $    10,574,550
                     ============    ===============

As of September 30, 2000, all loan payments are current and performing. Accordingly, the Company's management estimates that a provision for allowance on loan losses is not deemed necessary.

                           DM MORTGAGE INVESTORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - TRANSACTIONS WITH AFFILIATES

As of September 30, 2000, Due from Managing Member approximating $47,000 relate to loan origination fees due from Vestin.

Vestin may originate loans and earn loan brokerage fees paid by the borrowers for loans selected for investment into the Company. The Managing Member may, in its full discretion, share with the Company the origination fees it receives from the borrowers. The Managing Member is under no obligation to share its origination fees and investor should not assumed that any origination fees will be shared with the Company. As of September 30, 2000, the Company received approximately $47,000 in fees which approximately $4,000 was recorded as income and the remaining balance of $43,000 has been recorded as deferred fees and amortized over 11 months based on the effective interest method.

Vestin, as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to the Company which will be paid by the Company. Vestin has elected to waive such fee for the month ended September 30, 2000. If such fee and expense would have been recorded as of September 30, 2000, it would have decreased net income by approximately $8,000 to $118,000 from a reported net income of approximately $126,000. Accordingly, the pro forma effect of net income allocated to members per weighted average membership units would have been a decrease of $0.006 to $0.077 from $0.083.

NOTE 4 - DEFERRED OFFERING COSTS

As of September 30, 2000, the Company incurred approximately $688,000 of offering costs paid by Vestin on behalf of the Company at which time was recorded as deferred offering costs. At September 30, 2000, the Company converted this deferred offering costs amount as membership units in the Company since the minimum number of units to be sold was met. Any additional offering costs incurred by the Company will be converted to membership units in the Company up to an aggregate of $1,000,000 and any additional cost will be absorbed by the Managing Member.

NOTE 5 - SUBSEQUENT EVENTS

On October 5, 2000, the Company made cash distributions to its members totaling $168,568.

Subsequent to September 30, 2000 through October 25, 2000, the Company sold approximately 440,000 additional units to the public with total proceeds of approximately $4,400,000. The proceeds will be invested in loans secured by real estate.

The Company will be concurrently filing a post-effective amendment to its Form S-11 with its September 30, 2000 Form 10-Q, to include the elimination of certain fees chargeable to the Company by Vestin and its affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report, and the Form S-11/A filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

The following financial review and analysis is intended to assist in understanding and evaluating the financial condition and results of operations of the Company for the three and nine months ended September 30, 2000. This information should be read in conjunction with the financial statements and accompanying notes included in this quarterly report.

COMPANY OVERVIEW

DM Mortgage Investors, LLC (the "Company"), a Nevada Limited Liability Company, is engaged in business as a mortgage lender to make and purchase first, second, wraparound, participating and construction loan investments secured by real estate through deeds of trust and mortgages. Prior to September 1, 2000, the Company was considered to be a development stage company. On August 23, 2000, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 units at $10 per unit with a minimum of 150,000 units to be sold by December 31, 2000. Subsequently, the Company commenced its operations. As of September 30, 2000, the Company sold approximately 1,964,000 units. The Company will continue to offer its remaining unsold units to the public for a period of two years following the effective date of its Form S-11/A.

The Manager of the Company is Vestin Mortgage, Inc. ("Vestin"), a licensed mortgage company in the State of Nevada, specifically engaged in the origination of mortgages. Vestin is a wholly-owned subsidiary of Vestin Group, Inc., a Nevada corporation, whose common stock is publicly held and is traded on the NASDAQ under the ticker symbol "VSTN."

As of September 30, 2000, the Company incurred approximately $688,000 in offering costs paid by Vestin on behalf of the Company. The Company has deemed these offering costs to be a capital contribution to the Company and has accordingly credited Vestin's capital account as of September 30, 2000.

From October 1, 2000 through October 25, 2000, the Company sold approximately 440,000 additional units to the public with total proceeds of approximately $4,400,000.

As of the date of filing of this 10-Q, the Company filed a post-effective amendment to its Form S-11/A, to include the eliminations of certain fees chargeable to the Company by Vestin and its affiliates.

RESULTS OF OPERATIONS

Summary of Financial Results

                                                          FOR THE THREE             FOR THE NINE
                                                          MONTHS ENDED              MONTHS ENDED
                                                        SEPTEMBER 30, 2000        SEPTEMBER 30, 2000
                                                        ------------------        ------------------
Total revenues                                             $    125,722              $    125,722
Total expenses                                             $         95              $         95
Net income                                                 $    125,627              $    125,627

Earnings per unit:
  Net income allocated to members per weighted
      average membership units                             $      0.083              $      0.083
  Annualized net interest yield to members (b)                    9.96%                     9.96%
  Weighted average membership units (a)                       1,523,213                 1,523,213


(a) The weighted average number of members' units is calculated based upon the daily number of outstanding units beginning on September 1, 2000, commencement date of operations.

(b) The annualized net interest yield to members is calculated based upon the net income allocated to members per weighted average membership units as of September 30, 2000 multiplied by twelve (12) months, and then divided by 10.

Summary of actual and anticipated investment in loans secured by real estate performance:


Actual investment in loans secured by real estate at September 30, 2000            $   13,265,450
Actual weighted average interest rate yield on investment in loans
    secured by real estate as of September 30, 2000                                        14.20%

Anticipated weighted average interest rate yield on investment in
    loans secured by real estate as of December 31, 2000 (c)                               14.14%
Anticipated net income allocated to members per weighted
    average membership units as of December 31, 2000 (d)                                   13.30%
Weighted average membership units at December 31, 2000 (e)                              2,032,272


(c) Anticipated weighted average interest rate yield on investment in loans secured by real estate as of December 31, 2000 is based on 2 additional investment in loans totaling $5,750,000 with an assumed interest rate of 14%. This assumption is based on no additional units being sold after September 30, 2000 and utilizing $5,750,000 of the total $5,849,950 of cash and cash equivalents toward such investments.

(d) Anticipated net income allocated to members per weighted average membership units as of December 31, 2000 is based on interest earned from investment in loans secured by real estate less expenses (i.e., general and administrative, management fees, etc.).

(e) Weighted average membership units at December 31, 2000 is based upon the daily number of outstanding units from September 1, 2000 through December 31, 2000 assuming no additional units are sold after September 30, 2000.

Note: This is a forward looking statement and actual results may be different due to interest rate fluctuations, loan defaults, changes in general economic conditions, etcetera.

Net income for both three and nine months ended September 30, 2000 resulted primarily from interest income on loans secured by real estate approximating $92 thousand and interest income approximating $29 thousand related to interest earned on cash and cash equivalents held at bank institutions.

Interest income on loans secured by real estate for approximately $92 thousand was a result of interest earned on loan investments portfolio with a weighted average yield of 14.20% for both the three and nine months ended September 30, 2000.

Interest income - other for approximately $29 thousand for both three and nine months ended September 30, 2000 was a result on interest earned from cash and cash equivalents and certificates of deposits held at bank institutions with a weighted average yield of 6%.

INVESTMENT IN LOANS SECURED BY REAL ESTATE PORTFOLIO

As of September 30, 2000, investment in loans secured by real estate approximating $13,265,000 are comprised of five (5) loans secured through first deeds of trust. The following is a summary of the Company's investment in loans secured by real estate as of September 30, 2000:

                      LOAN AMOUNT      LOAN AMOUNT                 LOAN TO
                       FUNDED BY        FUNDED BY      APPRAISED     VALUE   INTEREST   LOAN
    BORROWER          DM MORTGAGE    OTHER INVESTORS     VALUE       RATIO     RATE     LENGTH    LOAN TYPE       COLLATERAL
------------------    ------------   --------------   ------------   -----   --------   ------    ----------   -----------------
Car Spa Norco, LLC    $  3,345,000    $    355,000    $  6,400,000   58.0%    14.0%     12 mos.   Commercial   Land and Building
The Ranches, LLC      $  3,115,000    $      5,000    $  7,150,000   43.6%    15.0%     12 mos.   Land         Land
Mesquite 643, LLC     $  4,358,550    $  3,141,450    $ 14,000,000   53.6%    14.0%     12 mos.   Commercial   Land
Q Summerlin, LLC      $  1,686,900    $  7,063,100    $ 12,600,000   69.4%    14.0%     12 mos.   Commercial   Land and Building
BP Euphoria, LLC      $    760,000    $         --    $  1,250,000   60.8%    14.0%     12 mos.   Commercial   Land

                      $ 13,265,450    $ 10,574,650    $ 41,400,000   57.6%
                      ============    ============    ============   =====


As of September 30, 2000, investment in loans secured by real estate are invested in loans with a weighted average interest yield of 14.20% maturing within twelve (12) months. The Company believes that on an annual basis, overall net yield to the members on a weighted average per unit basis will range from 13% to 13.5%, net of all operating expenses, through the year ended December 31, 2000. The Company believes that it will achieve these rates through the high yield returns it anticipates receiving from current and future investment in loans secured by real estate. This is a forward looking statement and there can be no assurance that the Company will achieve such anticipated results and actual results may be different due to interest rate fluctuations, loan defaults, changes in general economic condition, etcetera.

INVESTMENT IN LOANS SECURED BY REAL ESTATE QUALITY

Some losses are considered normal when funding mortgage type loans and the amount of losses will vary as the loan portfolio is affected by changing economic conditions and financial experiences of these borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off to particular segments of the investment in loans portfolio.

The conclusion that a Company loan may become uncollectible, in whole or in part, is a matter of professional judgment. Although lenders such as traditional banks, and savings and loan institutions are subject to federal and state regulations that require them to perform ongoing analyses of their loan portfolios, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Company is not subject to such regulations and has not adopted these practices. Rather, the management of the Company, in connection with the quarterly closing of the accounting records of the Company and the preparation of the financial statements, evaluates the Company's investment in loans portfolio. Based upon this evaluation method, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Company. As of September 30, 2000 management believes that no allowances for loan losses is necessary. Based upon the loan to value criteria established by the management of the Company and that all loans are current and performing, it is in the opinion of the Company's management that the investment in loans secured by real estate appear in general to be adequately secured as of September 30, 2000.

Managements professional judgment of the adequacy of allowance for loan losses may include considerations of economic conditions, borrower's financial condition, evaluation of industry trends, review and evaluation of loans identified as having loss potential, and quarterly review by Managing Member's loan committee.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operation purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet its capital requirements. The Company does not anticipate the hiring of any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Company will be utilizing Vestin's personnel and office equipment. The Company may pay Vestin an annual management fee up to 0.25% of its aggregate capital contributions. The Company will not reimburse Vestin for any overhead expenses in excess of this management fee.

During the three and nine months ended September 30, 2000, cash flows provided by operating activities approximated $31 thousand. Investing activities consisted of investment in loans secured by real estate in the amount of $13.8 million. Financing activities consisted of proceeds from the sale of units in the amount of $20 million.

The Company will rely upon the cash flow from operations to provide for its capital requirements. Management believes that cash generated from operations will be sufficient to provide for its capital requirements for at least the next 12 months. The Company will continue to offer to sell its remaining unsold units up to a maximum of 10,000,000 units. As of September 30, 2000, the Company has sold approximately 2 million units with proceeds approximating $19.6 million. Proceeds from future sale of the Company's units will be used to provide capital for investments in loans. There can be no assurance that the Company will be able to sell its remaining unsold units.

At September 30, 2000, the Company had $5.8 million in cash and cash equivalents and $19.8 million in total assets. On the same date, total liabilities were nominal. Accordingly, the Company appears to have sufficient working capital to meet its operating needs in the near term.

The Company maintains working capital reserves of at least 3% of aggregate members' capital accounts in cash and cash equivalents, and certificates of deposits. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The current economic climate in the Southwestern United States, specifically Arizona, Nevada and Utah, is strong. Despite the Company's ability to invest in loans secured by real estate with relatively strong interest rate yields which has resulted in strong yields paid to the members of the Company, increased competition or changes in the economy could have the effect of reducing loan yields in the future. Current investment in loans with relatively high interest rate yields could be paid off before maturity by the borrowers with loans yielding lower interest rates, which in turn could reduce the net yield paid to the members' of the Company. In addition, if there is less demand by borrowers for loans and, henceforth, fewer loans for the Company to invest in, it will have excess cash in alternative short-term investments yielding considerably less than the current investments in loans portfolio.

Vestin has the ability to purchase delinquent loans from the Company but is not required to do so; therefore, the Company could sustain losses with respects to loans secured by real estate located in areas of declining real estate values. This could result in a reduction of net income of the Company for the period in which those losses occur. There is no way of making a reliable estimate of these potential losses at the present time.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

DM MORTGAGE INVESTORS, LLC

                           By:      Vestin Mortgage, Inc.
                                    Managing Member

                           By:      /s/ Lance K. Bradford
                                    ------------------------------------------
                                    Lance K. Bradford, Chief Financial Officer
                                    Dated: November 1, 2000