Form 10-K405
period 2000-12-31
DM MORTGAGE INVESTORS LLC
filed 2001-04-02
CIK 1108948

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO            .

                        COMMISSION FILE NUMBER 333-32800

                           DM MORTGAGE INVESTORS, LLC
                    (NAME OF BUSINESS ISSUER IN ITS CHARTER)

                NEVADA                                88-0446244
      (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

            2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA 89102
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                     ISSUER'S TELEPHONE NUMBER: 702.227.0965

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not applicable.

                                     PART I

ITEM 1.  BUSINESS

General

DM Mortgage Investors, LLC (the "Company") was organized in December 1999 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. Prior to September 1, 2000, we were a development stage company. On August 23, 2000, our Registration Statement filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit.

Our manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (the "Manager"). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the NASDAQ under the ticker symbol "VSTN."

As of December 31, 2000, we had sold approximately 4,174,000 units of the total 10,000,000 units offered. Additionally, we issued approximately 80,000 units to our Manager for offering costs paid by them to unrelated third parties on our behalf, and 14,000 units for members' distributions reinvested with us. We will continue to offer the remaining unsold units to the public for a period of up to two years following the effective date of our Registration Statement.

As of December 31, 2000, we had members' capital of $41,381,000 and investments in mortgage loans of $39,377,000. For the period from September 1, 2000 (Date of commencement of operations) through December 31, 2000, net income totaled $1,242,000.

As of December 31, 2000, we held investments in 17 mortgage loans secured by real property through deeds of trust. The following is a percentage breakdown of the geographic location on these mortgage loans as of December 31, 2000:

             Arizona           8.9%
             California       12.5%
             Hawaii            7.1%
             Nevada           12.2%
             Texas            31.3%
             Utah             24.0%
             Washington        4.0%
                             ------
                             100.0%
                             ======

The following table sets forth the types and maturities of mortgage investments held by us as of December 31, 2000:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2000)

                                                  Number of Loans         Amount         Percent
1st Mortgages.............................                 15        $  38,044,000       96.61%
2nd Mortgages.............................                  2        $   1,333,000        3.39%
                                                          ---        -------------      -------
                                                           17        $  39,377,000      100.00%
                                                          ===        =============      =======

Maturing on or before December 31, 2001                    16        $  36,577,000       92.89%
Maturing on or between January 1, 2002
  and December 31, 2002                                     1            2,800,000        7.11%
                                                          ---        -------------      -------
                                                           17        $  39,377,000      100.00%
                                                          ===        =============      =======

Commercial.......................................           7        $  10,673,000          27%
Construction.....................................           4            1,606,000           4%
Acquisition and development......................           4           17,639,000          45%
Land.............................................           2            9,459,000          24%
Residential......................................           0                    0           0%
                                                          ---        -------------      -------
                                                           17        $  39,377,000      100.00%
                                                          ===        =============      =======

The average size of loans outstanding as of December 31, 2000 is $2,316,000. Our mortgage loan interest rates vary from 12% to 16% with a weighted average annual rate of interest of 13.91%.

As of December 31, 2000, we had other assets in addition to our mortgage investments, comprised principally of the following:

            $1,570,000 in cash, cash equivalents and certificates of deposit which is held for investment, required to transact our business, and/or in conjunction with contingency reserve requirements;

            $50,000 in other receivables.

            $441,000 in interest receivable.

            $199,000 in due from Managing Member.


Management Fees Paid by the Company

We pay our Manager a management fee of up to 0.25% of our aggregate capital contributions, paid monthly in arrears. As of December 31, 2000, we had paid management fees to our Manager of approximately $25,000.

We will pay our Manager an administrative fee on resale of foreclosed property of up to 3% of proceeds where Vestin Mortgage substantially contributed to the sale. We will pay these fees promptly out of the proceeds of a sale of the relevant real estate. Our Manager was not required to perform such services and, accordingly, no such fees were paid for the period ended December 31, 2000.

The following table summarizes the compensation expenses paid to our Manager or its affiliates by us for the year ended December 31, 2000, showing actual amounts and the maximum allowable amounts for such fees. No other compensation was paid to our Manager during this period. The fees were established by our Manager and were not determined by arms'-length negotiation.

                                                                     Year Ended
                                                                  December 31, 2000
                                                           -------------------------------
Form of Compensation                                           Actual            Maximum
                                                                                Allowable
Compensation Paid by Us:

Management Fees*...........................................$    25,000         $   314,000
                                                           ===========         ===========

* The management fees paid to our Manager are determined by the Manager within the limits set by the Operating Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to our members. If the maximum amounts had been paid to our Manager during this period, the additional management fee would have been $289,000 or .7% of members' capital, which would have reduced net income allocated to the members by approximately 23%.

Our Manager believes that the maximum allowable compensation payable to it is commensurate with the services provided. However, our Manager has chosen not to take the maximum allowable compensation. If it chooses to take the maximum allowable, the amount of net income available for distribution to our members would be reduced.

FEES PAID BY BORROWERS

In addition to compensation from us, our Manager also receives compensation from borrowers under the mortgage loans placed by Vestin Mortgage with us as follows:

Our Manager received from borrowers loan brokerage and placement fees on all of the mortgage loans held by us; such fees range from 2% to 6% depending on local market conditions. These fees are compensation for brokerage and placement of loans for the borrowers. The Manager may, in its sole discretion, share with the Company the placement fees it receives from the borrowers. The Manager is under no obligation to share its placement fees and investors should not assume that any placement fees will be shared with the Company. For the period ended December 31, 2000, the Company received approximately $347,000 in such fees of which approximately $91,000 was recorded as income and the remaining balance of $256,000 has been recorded as deferred fees and amortized over the life of the mortgage loan based on the effective interest rate method.

Our Manager services all of the mortgage loans held by us and expects to continue this policy. The Operating Agreement permits our Manager to receive from borrowers an annual servicing fee of up to 0.25% of the outstanding principal balance of loans. These fees will be paid by the borrower either annually or added to the monthly payments.

Loan evaluation and processing fees of 2% to 5% are paid to our Manager by borrowers under loans held by us. These fees are compensation for the evaluation and processing of loans for borrowers and paid no later than when the loan proceeds are disbursed. The amount of these fees is determined by competitive conditions in the local market.

Loan extension fees ranging from 2% to 5% of the outstanding principal are paid to our Manager by borrowers under loans held by us. These fees will be paid if and when a loan is extended.

Compensation paid to our Manager from borrowers during 2000 is further discussed in Item 13 "Certain Relationships and Related Transactions" of this form 10-K.

INVESTMENT OBJECTIVES

We invest primarily in mortgage loans on commercial, industrial and residential income-producing real property and land. Our Manager negotiates the terms of and makes or purchases all loans, which are then acquired by us, on a loan-by-loan basis.

We anticipate that the majority of our collateral on our mortgage loans will be the real property that the borrower is purchasing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, we believe that most of the loans in which we invest will have been made to real estate developers with a lesser proportion of loans involving land loans and bridge financing. We do not anticipate that our mortgage investments will be insured or guaranteed by any government agency.

Our principal investment objectives are to:

    o   Produce revenues from the interest income on our mortgage loans;

    o Provide monthly cash distributions from the net income earned on our mortgage loans;

    o   Preserve and return capital contributions; and

    o Reinvest payments of principal and proceeds of prepayments, sales and insurance proceeds, net of expenses.

Vestin Mortgage will continuously evaluate prospective investments, select the mortgages in which we invest and make all investment decisions on our behalf in its sole discretion, unless the Operating Agreement provides otherwise. Investors in the Company are not entitled to act on any proposed investment. In evaluating prospective mortgage loan investments, Vestin Mortgage considers such factors as the following:

    o the ratio of the amount of the investment to the value of the property by which it is secured;

    o the potential for capital appreciation of the property securing the investment;

    o   expected levels of rental and occupancy rates;

    o   current and projected revenues from the property;

    o   potential for rental increases;

    o the status and condition of the record title of the property securing the investment;

    o   geographic location of the property securing the investment; and

    o the financial condition of the borrowers and their principals, if any, who guarantee the loan.

Vestin Mortgage may obtain our loans from unaffiliated mortgage brokers and previous borrowers, and by solicitations of new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by Vestin Mortgage for us. Vestin Mortgage is required to sell the loans to us for the lower of Vestin Mortgage's cost or the then-current market value.

When selecting mortgage loans for us, Vestin Mortgage will adhere to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1. Priority of Mortgages. Our mortgage on the security property will not be junior to more than one other mortgage. The only subordinated mortgages we currently intend to invest in at this time are second mortgages, although in the future we may invest in wraparound, or all-inclusive, mortgages. As of December 31, 2000, our mortgage loans were diversified as to priority as follows: first mortgages -- 97% and second mortgages -- 3%.

2. Loan-to-Value Ratio. We will strive to maintain an amount of our loan combined with the outstanding debt secured by a senior mortgage on a security property based upon an anticipated percentage of the appraised value of the security property. The following table summarizes the actual loan-to-value ratio as of December 31, 2000 by type of secured property and the loan-to-value ratios as set forth in our guidelines:

                                                Guidelines                    Actual
   Type of Secured Property                 Loan-to-Value Ratio         Loan-to-Value Ratio
   ------------------------                 -------------------         -------------------
   Commercial                                      75%                          41%
   Construction                                    75%                          40%
   Acquisition and development                     75%                          47%
   Land                                            60%                          42%
   Residential                                     75%                          --

3. Construction Mortgage Loans. We anticipate that we will invest 20-65% of our capital in construction loans other than home improvement loans on residential property, subject to the following guidelines:

    o The loan-to-value ratio on construction loans in which we invest will not exceed 80% of the independently appraised, completed value of the security property.

    o We currently do not intend to invest in or purchase construction loans secured by properties Vestin Mortgage considers to be special-use properties, other than loans to casinos.

Vestin Mortgage, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. These loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, Vestin Mortgage, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interests. Nevertheless, in no event will the loan-to-value ratio on any loan exceed 80% of the independently appraised completed value of the property. The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%.

The Manager will receive an independent appraisal for each security property. Owners of units may review copies of these appraisals upon reasonable notice to the Manager. The Manager will retain appraisers who will be licensed or qualified as independent appraisers and be certified by or hold designations from one or more of the following organizations: The Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to Vestin Mortgage. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Vestin Mortgage will review each appraisal report and will conduct a "drive-by" for each property on which an appraisal is made. A "drive-by" means that the person drives to the property and assesses the front exterior of the subject property, the adjacent properties and the neighborhood. A drive-by does not include entering any structures on the property, although in most cases the Manager's employee or agent will attempt to do so.

4. Terms of Mortgage Loans. Most of our loans will be for one to seven years. We anticipate that most of our loans will provide for payments of interest only with a "balloon" payment of principal payable in full at the end of the term. Some loans will provide for the deferral and compounding of all or a part of accrued interest for various periods of time. As of December 31, 2000, the weighted average term of our mortgage loans is 10 months.

5. Escrow Conditions. Our loans will be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

    o Borrowers will obtain satisfactory title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

    o Borrowers will obtain satisfactory fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

    o All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan document for a particular transaction will name us as payee and beneficiary. Mortgage loans will not be written in the name of Vestin Mortgage or any other nominee.

6. Purchase of Mortgage Investments from Affiliates. We may acquire mortgage loans from our affiliates, including Vestin Mortgage, for a price not in excess of the face value of the note or its fair market value, whichever is lower, plus allowable fees and expenses, but without the allowance of any other compensation for the loans. Except for the compensation paid to Vestin Mortgage described elsewhere in this 10-K, any affiliate from which we purchase mortgage loans will remit to us all income it earns from the mortgage loan while the loan is in its portfolio.

7. Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised value of the property, and the mortgage loan will not exceed 80% of the principal amount of the assigned note. For mortgage loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal which was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property. All these appraisals will satisfy the standards described above. During 2000, we satisfied such requirements noted above.

8. Joint Ventures. We may also participate in loans with other lenders, including affiliates, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above.

Because we will not participate in a loan that would not otherwise meet our requirements, we believe that the risk of our participation is minimized. We will not give Vestin Mortgage, Vestin Group or any of their affiliates any consideration similar to rebates or give-backs or enter into reciprocal arrangements with Vestin Mortgage or its affiliates that might be entered into in lieu of joint ventures.

9. Diversification. The North American Securities Administrators Association (NASAA) guidelines provide that we neither invest in or make mortgage loans on any one property which would exceed, in the aggregate, an amount equal to 20% of the capital contributions to be raised by us nor may we invest in or make mortgage loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of the capital contributions to be raised by us. As of December 31, 2000, we had one mortgage loan which accounted for 28% of our total assets. By March 14, 2001, such loan represented less than 20% of our total assets.

10. Reserve Fund. We have established contingency working capital reserves of at least three percent of the gross proceeds of amounts raised to cover our unexpected cash needs. As of December 31, 2000, working capital reserves were $1,570,000 or 4% of gross proceeds of amounts raised.

11. Credit Evaluations. Before making a loan, Vestin Mortgage must first determine that a borrower has sufficient equity in the security property to meet the loan-to-value ratios described above. Vestin Mortgage may also consider the income level and creditworthiness of a borrower to determine its ability to repay the mortgage loan.

12. Sale of Mortgage Investments. Although Vestin Mortgage has no plan to do so, Vestin Mortgage may sell our mortgage loans or interests in our loans to either affiliates or non-affiliated parties when Vestin Mortgage believes that it is advantageous to us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them. During 2000, we did not have any sales of our mortgage loans.

13. Other Fees Payable to us by Borrowers. We will also receive all fees paid by borrowers when Vestin Mortgage permits the assumption of loans, provides escrow services to borrowers, permits the reconveyance of a property subject to a lien, and collects late fees or prepayment fees. All of these fees are determined by price competition within a given market. As of December 31, 2000, no such fees were incurred nor collected.

Mortgage Loans to Affiliates

We will not invest in mortgage loans made to Vestin Mortgage, Vestin Group or any of their affiliates. However, we may acquire an investment in a mortgage loan payable by Vestin Mortgage when Vestin Mortgage has assumed by foreclosure the obligations of the borrower under that loan. During 2000, no such mortgage loans were acquired.

Purchase of Loans from Vestin Mortgage and its Affiliates

In addition to those loans Vestin Mortgage selects for us, we may purchase loans that were originated by Vestin Mortgage or other parties and first held for Vestin Mortgage's own portfolio, as long as the loan is not in default and otherwise satisfies all of our lending criteria. Additionally, if the loan did not originate within the 90 days before its purchase by us, Vestin Mortgage must retain a minimum of a 10% interest in the loan. During 2000, all investments in mortgage loans were first held by Vestin Mortgage which we purchased within the 90 days origination date of such loans.

Types of Loans We Invest In

We primarily invest in fixed interest rate commercial, construction, acquisition and development, land, and residential mortgage loans secured by first or second mortgages on real property. First mortgage loans are secured by first mortgages on real property. Our collateral for our second mortgage loans is real property that is already subject to prior mortgage indebtedness.

Commercial Loans

Commercial loans provide funds for commercial borrowers to make improvements to the property to increase the net operating income of their property so that it can qualify for institutional refinancing. Vestin Mortgage will value the existing property and we may invest in loans for up to 75% of that value.

Construction Loans

Construction loans are loans originally made for both original development and renovation of property. We expect our construction loans to be secured by first mortgages on real property for terms of six months to two years.

We do not anticipate that we will disburse funds on a construction loan until work in the previous phase of the project has been completed, and an independent inspector has verified certain aspects of the construction and its costs. Additionally, we require the submission of signed labor and material lien releases by the borrower for each completed phase of the project before making any periodic disbursements of loan proceeds.

Land Loans

We will also invest in loans to purchase or develop of raw, unimproved land. We determine whether to invest in these loans based upon the "90-day quick sale value" of the property and the borrower's actual capital investment in the property. The "90-day quick sale value" is the highest price for which the land could actually be sold within the next 90 days, as determined by local real estate brokers and others. We believe this 90-day period approximates the time required for a foreclosure. The value of the land is generally the same as its cost to the borrower. We do not expect to invest in loans for more than 60% of the "90-day quick sale value," and we anticipate that the borrower will have made actual capital expenditures of at least 25% of the property's value.

Acquisition and Development Loans

Acquisition and development loans ("A&D") are loans to acquire and/or improve unimproved real estate prior to the construction of any building or structure. The improvements may include the placement of sewers, water pipes, utility cables, streets or other infrastructure necessary for future development.

Residential Loans

Residential loans are loans to purchase or refinance 1-to-4 family residential property where the owner of the property will use one of the units as there principal residence.

Terms of Mortgage Loans

Ordinarily, we will invest in loans having terms of one to seven years and we will not invest in mortgage loans with a maturity of more than 15 years. All loans provide for monthly payments of interest and some also provide for principal amortization although our loans may provide for payments of interest only and a payment of principal in full at the end of the loan term. Vestin Mortgage does not intend to originate loans for us that permit the principal to grow, or be capitalized, when accrued interest on the loan is not paid.

Prepayment Penalties

We do not anticipate that many of the loans we invest in will contain prepayment penalties. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, we will make an effort to maintain high minimum interest rates, which we expect would minimize the risk of lower yields.

Balloon Payment

Most of the loans we invest in or purchase will require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Mortgages on Sales of Properties

We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will either invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to the holders of our units. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our Operating Agreement provides that whether we choose to distribute the proceeds or reinvest them, owners of units in the Company will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.

Variable Rate Loans

Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made.

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us. Vestin Mortgage attempts to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, most variable rate loans originated by Vestin Mortgage contain provisions under which the interest rate cannot fall below the initial rate.

All our variable rate loans will have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 2-4% above the starting rate with a floor rate equal to the starting rate. For these loans there is the risk that the market rate may exceed the interest cap rate.

Variable rate loans of five to ten year maturities are not assumable without the prior consent of Vestin Mortgage. We do not expect to invest in or purchase a significant amount of other assumable loans. To minimize our risk, any borrower assuming an existing mortgage loan will be subject to the same underwriting criteria as the original borrower.

Borrowing

We may incur indebtedness:

    o   to finance our investments in mortgage loans,

    o to prevent a default under mortgage loans that are senior to our mortgage loans,

    o to discharge senior mortgage loans if this becomes necessary to protect our investment in mortgage loans, or

    o to operate or develop a property that we acquired under a defaulted loan.

We currently intend to obtain a line of credit only to acquire, operate or develop for resale the real properties on which we have foreclosed, although we may use the funds for the other purposes set forth above in the future. At no time will our indebtedness under our line of credit, once obtained, exceed 70% of the fair market value of our mortgage loans. This indebtedness may be with recourse to our assets.

No Trust or Investment Company Activities

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on its activities that are imposed on real estate investment trusts. We intend to conduct our business so that we are not an "investment company" within the meaning of the Investment Company Act of 1940. Last, we intend to conduct our business so that we are not to be deemed a "dealer" in mortgage loans for federal income tax purposes.

Various Other Policies and Procedures

Without the approval of a majority of our unit holders, we will not:

    o issue securities senior to the units or issue any units or other securities for other than cash;

    o invest in the securities of other issuers for the purpose of exercising control, except when exercising our rights as a secured lender;

    o   underwrite securities of other issuers;

    o discontinue providing our members with the reports described in this prospectus; or

    o   offer securities in exchange for property.

Competition and General Economic Conditions

Banks, thrifts, conduit lenders and other entities both larger and smaller than us may compete with Vestin Mortgage to make the type of loans in which we invest. For the past few years, the major institutional lenders have been active in the commercial mortgage market due to a stronger economy, stabilized or increased property values and leasing rates. Recently, the economy has experienced a slow down along with a decrease in interest rates. Many major institutional lenders in the commercial mortgage market have indicated a tightening of their underwriting guidelines. As a result, we anticipate an increase in the number of loan requests. Vestin Mortgage will continue to be selective in loan placements. Vestin believes that it can continue to maintain its interest rate and fee structure charged due to reduced loan volume by traditional institutional lenders.

Regulation

Our operations are conducted by Vestin Mortgage. Vestin Mortgage's operations as a mortgage company are subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a "PRIVILEGED" license issued by the State of Nevada Financial Institutions Division. Under applicable Nevada law, the division has broad discretionary authority over Vestin Mortgage's activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage's operations.

ITEM 2.  PROPERTIES

Our Manager, Vestin Mortgage, operates from its executive offices at 2901 El Camino Avenue, Suite 206, Las Vegas, Nevada 89102. We do not have any separate offices.

See the discussion under Items 1 and 7 regarding our investments in mortgages.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

    a. There is no established public trading market for the trading of Units.

    b. Holders: As of December 31, 2000, 715 unit holders held 4,174,000 units of interest in the Company.

    c. We generally distribute all net income generated by us to unit holders on a monthly basis. We made distributions of net income to our unit holders of approximately $802,000 (prior to reinvested distributions) during 2000. On January 5, 2001, we distributed the remaining undistributed net income for the year ended December 31, 2000 of approximately $431,000 to our unit holders. It is our intention to continue to distribute all net income earned by us to the unit holders.

ITEM 6.  SELECTED FINANCIAL DATA

                           DM Mortgage Investors, LLC
                 As of and for the year ended December 31, 2000

Investments in mortgage loans                      $39,376,619
Cash, cash equivalents, and
  certificates of deposits                           1,570,304
Other assets                                           690,518
                                                   -----------
Total assets                                       $41,637,441
                                                   ===========

Liabilities                                        $   256,230
Members' capital                                    41,381,211
                                                   -----------
Total liabilities and Members' capital             $41,637,441
                                                   ===========


Revenues                                           $ 1,266,685
Expenses                                                25,117
                                                   -----------
Net income                                         $ 1,241,568
                                                   ===========

Net income allocated to Members                    $ 1,241,568
                                                   ===========

Net income allocated to Members per
  weighted average membership units                $      0.45
                                                   ===========

Weighted average membership units                    2,754,854
                                                   ===========

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements include elsewhere in this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review and analysis is our financial condition and results of operations for the year ended December 31, 2000. Prior to September 1, 2000, we were a development stage company with no operational activities. Accordingly, our financial results are for activities from September 1, 2000 (date of commencement of operations) through December 31, 2000. This information should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-K.

Overview

On August 23, 2000, our Registration Statement filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit. We commenced our operations on September 1, 2000. As of December 31, 2000, we sold approximately 4,094,000 units of the total 10,000,000 units offered. Additionally, we issued approximately 80,000 units to our Manager for offering costs paid by them in our behalf, and 14,000 units for members' distribution reinvested with us. We will continue to offer unsold units to the public for a period of up to two years following the effective date of the Registration Statement.

Summary of Financial Results

                                                             FOR THE YEAR ENDED
                                                             DECEMBER 31, 2000
                                                             ------------------
Total revenues                                                  $ 1,267,000
Total expenses                                                  $    25,000
Net income                                                      $ 1,242,000

Earnings per unit:
  Net income allocated to members per weighted
      average membership units                                  $      0.45
  Annualized net interest yield to members(b)                          13.5%
  Weighted average membership units(a)                            2,754,854

(a) The weighted average number of outstanding units is calculated based upon the daily number of outstanding units beginning on September 1, 2000, the commencement date of operations.

(b) The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of December 31, 2000 divided by 4 (number of months from September 2000 through December 2000) and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Net income for the year ended December 31, 2000 was derived primarily from interest income on mortgage loans approximating $1.1 million, interest income of approximately $100,000 earned on cash and cash equivalents held at bank institutions and $90,000 from mortgage origination fees earned.

The weighted average yield for the year ended December 31, 2000 for the Company's mortgage loans was 13.91%.

INVESTMENT IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of December 31, 2000, investment in mortgage loans secured by real estate approximating $39,377,000 are comprised of seventeen loans of which fifteen (15) loans secured through first deeds of trust and two (2) loans secured through second deeds of trust. The following is a summary of our investment in mortgage loans as of December 31, 2000:

                      LOAN AMOUNT      LOAN AMOUNT                  LOAN TO
                       FUNDED BY   COMMITTED/FUNDED BY  APPRAISED    VALUE   INTEREST   LOAN
    BORROWER          DM MORTGAGE    OTHER INVESTORS     VALUE       RATIO     RATE     LENGTH    LOAN TYPE       COLLATERAL
------------------    ------------   --------------   ------------   -----   --------   ------   ----------   -----------------
Car Spa Norco, LLC    $  3,345,000    $    355,000    $  6,400,000   58.0%    14.0%     12 mos.  Commercial   Land and Building
The Ranches, LLC      $  3,115,000    $      5,000    $  5,673,000   55.0%    15.0%     12 mos.  Land         Land
Mesquite 643, LLC     $  2,261,000    $  5,238,000    $ 14,000,000   53.6%    14.0%     12 mos.  A&D          Land
Q Summerlin, LLC      $      6,000    $  8,744,000    $ 12,600,000   69.4%    14.0%     12 mos.  Construction Land and Building
Flamingo Paradise
  Gaming              $  1,083,000    $ 13,917,000    $ 50,400,000   29.8%    16.0%     12 mos.  Construction Land and Building
Donald Zeiter         $     25,000    $  1,638,000    $  2,450,000   67.8%    13.0%     12 mos.  Construction Residential Prop.
Emerald Suites        $    492,000    $ 14,558,000    $ 25,000,000   60.2%    14.0%     12 mos.  Construction Land and Building
Arvada Ranch          $  3,500,000    $          -    $ 16,200,000   21.6%    12.0%     12 mos.  Commercial   Land and Building
Bridge Aina Le'a      $  2,800,000    $  2,500,000    $ 20,000,000   26.5%    13.0%     24 mos.  A&D          Land and Building
Golden Nugget
  Holdings            $  1,600,000    $          -    $ 74,000,000    2.2%    14.0%     12 mos.  Commercial   Land and Building
South Mountain, LLC   $  6,345,000    $    655,000    $ 19,665,000   35.6%    14.0%     12 mos.  Land         Land
Art Collections, Inc. $ 11,000,000    $  1,500,000    $ 20,700,000   60.4%    14.0%     12 mos.  A&D          Land
Peace Plaza           $    639,000    $  3,061,000    $  6,425,000   57.6%    14.0%     12 mos.  Commercial   Land and Building
Malibu Development    $    250,000    $          -    $ 18,000,000    1.4%    15.0%     12 mos.  Commercial   Land and Building
Lakeside Village LLC  $  1,577,000    $  1,273,000    $  5,500,000   51.8%    14.0%     12 mos.  A&D          Land and Building
Brugnara Properties
  V, LLC              $     11,000    $ 19,989,000    $ 60,000,000   33.3%    14.0%     12 mos.  Commercial   Land and Building
Intercapital of
  Texas, Inc.         $  1,327,000    $    269,000    $  2,300,000   63.4%    14.5%     12 mos.  Commercial   Land and Building
                      ------------   --------------   ------------   -----
                      $ 39,377,000    $ 73,702,000    $359,313,000   31.5%
                      ============    ============    ============   =====

As of December 31, 2000, investment in loans secured by real estate are invested in loans with a weighted average interest yield of 13.91% maturing within the next twelve (12) to twenty four (24) months.

Losses may be expected to occur when funding mortgage loans and the amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that our loans may become uncollectible, in whole or in part, is a matter of professional judgment. Although lenders such as traditional banks, and savings and loan institutions are subject to federal and state regulations that require them to perform ongoing analyses of their loan portfolios, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, we are not subject to such regulations and have not adopted these practices. Rather, in connection with the quarterly and annual closing of our accounting records and the preparation of our financial statements, our Manager evaluates our investments in mortgage loans and a determination is made as to whether the allowance for loan losses is adequate to cover our potential losses. As of December 31, 2000 Vestin Mortgage determined that no allowances for loan losses was necessary.

Our Manager's professional judgment of the adequacy of allowance for loan losses may include: considerations of economic conditions, borrower's financial condition, evaluation of industry trends, review and evaluation of loans identified as having loss potential, and quarterly review by Manager's loan committee.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operation purposes. We believe that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet our capital requirements. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage an annual management fee of up to 0.25% of our aggregate capital contributions.

During the year ended December 31, 2000, cash flows provided by operating activities approximated $807,000 . Investing activities consisted of investment in loans secured by real estate in the amount of $40.1 million (net of proceeds from sale of mortgage loans), investment in certificate of deposits of $1.2 million, and proceeds from a loan payoff of $760,000. Financing activities consisted of proceeds from the sale of units in the amount of $41 million, and distributions of $660,000 (net of reinvestments).

We will rely upon the cash flow from operations to provide for its capital requirements. Our management believes that cash generated from operations will be sufficient to provide for its capital requirements for at least the next 12 months. We will continue to offer to sell its remaining unsold units up to a maximum of 10,000,000 units. As of December 31, 2000, we have sold approximately 4 million units with proceeds approximating $40 million. Proceeds from future sale of our units will be used to provide capital for investments in loans. There can be no assurance how many units will be sold.

At December 31, 2000, we had $1.6 million in cash and cash equivalents and $41.6 million in total assets. On the same date, total liabilities approximated $256 thousand. Accordingly, it appears we have sufficient working capital to meet our operating needs in the near term.

We maintain working capital reserves of at least 3% of aggregate members' capital accounts in cash and cash equivalents, and certificates of deposits. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not deal in any foreign currencies and does not own any options, futures or other derivative instruments. The Company does not have any debt.

Most of the Company's assets consist of investments in mortgage loans. At December 31, 2000, the Company's aggregate investment in mortgage loans was $39,377,000 with a weighted average effective interest rate of 13.91%. These mortgage loans have a term of 6 months to 2 years. All of the outstanding mortgage loans at December 31, 2000 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. Most of the mortgage loans do not have prepayment penalties.

Changes in interest rates would not affect the asset value of the Company's Investment in mortgage loans. However, a significant change in interest rates could affect the Company's operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce the Company's earnings and funds available for distribution to unit holders. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity which would reduce the demand for commercial mortgage loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. The Company is not in a position to quantify the potential impact on its operating results from a material change in interest rates.

At December 31, 2000, the Company also had $1,570,000 invested in certificates of deposit and other short term deposit accounts. The Company anticipates that at least 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short term nature.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 C O N T E N T S

                                                                              PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................   18



                              FINANCIAL STATEMENTS

    Balance Sheets.........................................................   19

    Statements of Income...................................................   20

    Statements of Members' Equity..........................................   21

    Statements of Cash Flows...............................................   22

    Notes to Financial Statements..........................................   23



                            SUPPLEMENTARY INFORMATION

    Report of Independent Certified Public Accountants on
    Supplementary Information..............................................   32

    MORTGAGE LOANS ON REAL ESTATE:

         Mortgage Loan Rollforward.........................................   33

         Mortgage Loans by Type of Property................................   34

         Mortgage Loans by Lien Position...................................   35

         Mortgage Loans that Exceed Three Percent of the Portfolio.........   36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Members
DM MORTGAGE INVESTORS, LLC


We have audited the accompanying balance sheets of DM Mortgage Investors, LLC, as of December 31, 1999 and 2000, and the related statements of income, members' equity, and cash flows for the period from December 14, 1999 (date of inception) through December 31, 1999, and for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management and Board of Directors. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DM Mortgage Investors, LLC, as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the period from December 14, 1999 (date of inception) through December 31, 1999, and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

Reno, Nevada
January 11, 2001 (Except for Note F,
as to which the date is March 14, 2001)

                           DM MORTGAGE INVESTORS, LLC

                                 BALANCE SHEETS

                                  DECEMBER 31,

                                     ASSETS

                                                      1999              2000
                                                   -----------      ------------
Cash                                               $        --      $   370,304
Certificates of deposit                                     --        1,200,000
Due from Managing Member                                    --          199,396
Interest and other receivables                              --          491,122
Investment in mortgage loans                                --       39,376,619
Deferred offering costs                                115,100               --
                                                   -----------      -----------

                                                   $   115,100      $41,637,441
                                                   ===========      ===========

                         LIABILITIES AND MEMBERS' EQUITY

Liabilities
   Deferred revenues                               $        --      $   256,230
                                                   -----------      -----------
      Total liabilities                                     --          256,230
                                                   -----------      -----------

Members' equity - authorized 10,000,000 units
  11,510 and 4,173,991 units issued and
  outstanding at $10 per unit at December 31,
  1999 and December 31, 2000, respectively             115,100       41,381,211
                                                   -----------      -----------
      Total members' equity                            115,100       41,381,211
                                                   -----------      -----------

      Total liabilities and members' equity        $   115,100      $41,637,441
                                                   ===========      ===========


         The accompanying notes are an integral part of this statement.

                           DM MORTGAGE INVESTORS, LLC

                              STATEMENTS OF INCOME

                                         FOR THE PERIOD FROM
                                         DECEMBER 14, 1999
                                        (DATE OF INCEPTION)
                                              THROUGH              FOR THE YEAR ENDED
                                         DECEMBER 31, 1999          DECEMBER 31, 2000
                                         -----------------         -------------------
REVENUES
 Interest income from investment in
  mortgage loans                             $       --               $1,076,435
 Loan origination fees                               --                   90,615
 Other interest income                               --                   99,635
                                             ----------               ----------
  Total revenues                                     --                1,266,685
                                             ----------               ----------

OPERATING EXPENSES
 Management fees to Managing Member                  --                   25,013
 Other                                               --                      104
                                             ----------               ----------
  Total operating expenses                           --                   25,117
                                             ----------               ----------

  NET INCOME                                 $       --               $1,241,568
                                             ==========               ==========


Net income allocated to members              $       --               $1,241,568
                                             ==========               ==========

Net income allocated to members per
weighted average membership units            $       --               $     0.45
                                             ==========               ==========

Weighted average membership units               115,100                2,754,854
                                             ==========               ==========


         The accompanying notes are an integral part of this statement.

                           DM MORTGAGE INVESTORS, LLC

                          STATEMENTS OF MEMBERS' EQUITY

                                                           UNITS              AMOUNT
                                                       ------------        ------------
Inception, December 14, 1999                                     --        $         --
Issuance of units                                            11,510             115,100
                                                       ------------        ------------
Members' equity at December 31, 1999                         11,510             115,100
Issuance of units (net of offering costs)                 4,148,294          40,684,610
Distributions                                                    --            (802,037)
Reinvestments of distributions                               14,187             141,870
Net income                                                       --           1,241,668
                                                       ------------        ------------

Members' equity at December 31, 2000                      4,173,991        $ 41,381,211
                                                       ============        ============


         The accompanying notes are an integral part of this statement.

                           DM MORTGAGE INVESTORS, LLC

                            STATEMENTS OF CASH FLOWS

                                                            FOR THE PERIOD FROM
                                                            DECEMBER 14, 1999
                                                           (DATE OF INCEPTION)
                                                                 THROUGH           FOR THE YEAR ENDED
                                                            DECEMBER 31, 1999      DECEMBER 31, 2000
                                                            -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $         --          $  1,241,668
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in due from Managing Member                                   --              (199,396)
  Increase in interest and other receivables                             --              (491,122)
  Increase in deferred revenues                                          --               256,230
                                                               ------------          ------------
  Net cash provided by operating activities                              --               807,380
                                                               ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments in mortgage loans                               --           (45,619,914)
 Proceeds received from sale of mortgage loans                           --             5,483,295
 Proceeds from loan payoff                                               --               760,000
 Investment in certificates of deposit                                   --            (1,200,000)
                                                               ------------          ------------
  Net cash provided by (used in) investing activities                    --           (40,576,619)
                                                               ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of membership units                              --            40,799,710
 Members' distributions                                                  --              (660,167)
                                                               ------------          ------------
  Net cash provided by financing activities                              --            40,139,543
                                                               ------------          ------------

  NET INCREASE IN CASH                                                   --               370,304
CASH, BEGINNING                                                          --                    --
                                                               ------------          ------------
CASH, ENDING                                                   $         --          $    370,304
                                                               ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Non-cash financing activities:
  Conversion of deferred offering costs to
   membership units                                            $         --          $    798,334
                                                               ============          ============
  Reinvestment of members' distributions                       $         --          $    141,870
                                                               ============          ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                           DM MORTGAGE INVESTORS, LLC

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  ORGANIZATION
     DM Mortgage Investors, LLC, a Nevada Limited Liability Company, (the Company) is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 14, 1999 (date of formation) and will continue until December 31, 2019 unless dissolved prior or extended thereto under the provisions of the Operating Agreement.

     Prior to September 1, 2000, the Company was a development stage company. On August 23, 2000, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 units at $10 per unit. Consequently, the Company commenced operations on September 1, 2000. As of December 31, 2000, the Company sold 4,173,991 units of the total 10,000,000 units offered. The Company will continue to offer its remaining unsold units to the public for a period of two years following the effective date of its Form S-11/A.

     The Manager of the Company is Vestin Mortgage, Inc., a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and is traded on the NASDAQ under the symbol "VSTN." The Operating Agreement provides that the Manager has exclusive control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

     For the period from December 14, 1999 (date of inception) through August 31, 2000, the only transactions were the accrual of deferred offering costs which were paid by the Manager on behalf of the Company.

     See Note E for detail of transactions with the Manager.

     2.  MANAGEMENT ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

     3.  INCOME TAXES
     Income tax effects resulting from the Company's operations pass through to the members individually and, accordingly, no provision for income taxes is included in the financial statements.

                           DM MORTGAGE INVESTORS, LLC

                           DECEMBER 31, 1999 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     4.  CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less.

     5.  REVENUE RECOGNITION
     Interest is recognized as revenue when earned according to the terms of the loan. Points are deferred and amortized over the life of the loan.

     Mortgage loan origination fees or points, charged to a borrower for and upon the origination extension or refinancing of a mortgage loan, are paid to the Company at the Manager's full discretion, effectively discounting the purchase price of the loan, and are amortized principally by the effective interest method over the contractual life of the loan.

     6.  INVESTMENT IN MORTGAGE LOANS
     Investment in mortgage loans secured by trust deeds and mortgages are originated by the Manager in accordance with terms contained in the Operating Agreement. The Company has both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Interest income on loans will be accrued by the simple interest method. The Company will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, and a specific reserve has been recorded. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable.

     7.  ALLOWANCE FOR LOAN LOSSES
     The Company may set an allowance for possible credit losses on mortgage loans. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans, and general economic conditions. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve.

                           DM MORTGAGE INVESTORS, LLC

                           DECEMBER 31, 1999 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Financial Accounting Standards Board's Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of certain of the Company's assets. The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

        (a) Certificate of Deposits: The carrying amount of these instruments are at amortized cost which approximates fair value.

        (b) Investment in Mortgage Loans: The carrying value of these instruments approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

     9.  NET INCOME ALLOCATED TO MEMBERS
     Net income allocated to members is computed by dividing income available to members by the weighted average number of membership units outstanding for the year.

     10.  SEGMENTS
     The Company operates as one business segment.

NOTE B - FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

     The Company maintains cash deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of December 31, 2000, the Company had $1,198,078 in excess of the federally insured limits.

     Substantially all of the loans purchased by the Company are fixed rate loans with maturities ranging from one to two years, secured by the first and second deeds of trust on commercial, land, construction, and acquisition and development loans.

     Concentration of mortgage loans exist in Texas and Utah with approximately 31% and 24% of mortgage loan balances as of December 31, 2000. As such, the Company has a significant geographic concentration of credit risk that may be adversely affected by periods of economic decline.

                           DM MORTGAGE INVESTORS, LLC

                           DECEMBER 31, 1999 AND 2000

NOTE B - FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK - Continued

     Concentration of mortgage loan products exists in land, acquisition and development, and commercial loans. Concentrations of mortgage loans also exist with one borrower with approximately 28% invested in one borrower at December 31, 2000. This is a acquisition and development loan, located in Texas, with a first lien position, earning 14%, outstanding balance of $11,000,000 and maturing on October 30, 2001. As such, the Company has a significant product concentration and concentration of credit risk with one borrower that may be adversely affected by periods of economic decline.

     A significant portion of the Company's mortgage loans will require the borrower to make a balloon payment of the principal at maturity. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to refinance or raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan may have an adverse effect on the borrower's ability to refinance.

NOTE C - INVESTMENT IN MORTGAGE LOANS

     Investment in mortgage loans as of December 31, 2000 are as follows:

       Commercial                          $10,672,514         27.10%
       Construction                          1,606,134          4.08%
       Acquisition and development          17,638,528         44.80%
       Land                                  9,459,444         24.02%
       Residential                                  --            --%
                                         --------------    -----------

                                           $39,376,619        100.00%
                                         ==============    ===========

       First mortgages                     $38,043,465         96.61%
       Second mortgages                      1,333,154          3.39%
                                         --------------    -----------

                                           $39,376,619        100.00%
                                         ==============    ===========

     The following is a schedule of maturities of investment in mortgage loans as of December 31, 2000:

       2001                 $36,576,619
       2002                   2,800,000
                           -------------

                            $39,376,619
                           =============

                           DM MORTGAGE INVESTORS, LLC

                           DECEMBER 31, 1999 AND 2000

NOTE C - INVESTMENT IN MORTGAGE LOANS - CONTINUED

     The following is a schedule by geographic location of investment in mortgage loans as of December 31, 2000:

       Arizona             $ 3,500,000          8.89%
       California            4,922,167         12.50%
       Hawaii                2,800,000          7.11%
       Nevada                4,767,901         12.11%
       Texas                12,327,107         31.31%
       Utah                  9,459,444         24.02%
       Washington            1,600,000          4.06%
                          -------------    -----------

                           $39,376,619        100.00%
                          =============    ===========

     As of December 31, 2000, all mortgage loan payments are current and all loans are performing accordingly to their terms. Accordingly, the Company's management estimates that an allowance for loan losses is not deemed necessary.

     The Company has four mortgage loan products consisting of land, construction, commercial building, acquisition and development. Substantially all mortgage loans have similar effective interest rates ranging from 13% to 16%. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates, the Company does not report revenues by product type.

NOTE D - MEMBERS' EQUITY

     1.  MEMBERSHIP UNITS
     The Manager (in its Capacity as the Initial Member) shall contribute to the capital of the Company an amount equal to at least 1.0% of the aggregate of the Capital Contributions of the other Members; provided that the Manager shall be deemed to have contributed to the capital of the Company an amount equal to expenses of the Company incurred in connection with the Offering up to a maximum of $1,000,000, to the extent such expenses are paid by the Manager to non-affiliated parties. The members shall contribute to the capital of the Company an amount equal to $10.00 for each unit subscribed for by each member, with a minimum subscription of 200 units per member. The total Capital contribution of the members will not exceed $100,000,000.

                           DM MORTGAGE INVESTORS, LLC

                           DECEMBER 31, 1999 AND 2000

NOTE D - MEMBERS' EQUITY - Continued

    2.  ALLOCATIONS AND DISTRIBUTIONS
    In accordance with the Operating Agreement, the Company's profits, gains and losses are to be credited to and charged against each member in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

    Interest received on mortgage loans is distributed monthly to members, members may elect to reinvest their distributions.

    Distributions of proceeds from the repayment of principal on a mortgage loan will be made to the members pro rata based on their capital accounts.

    3.  WORKING CAPITAL RESERVES
    The Company is required by the Operating Agreement to maintain working capital reserves of at least 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy the Company's unforeseen obligations and for other permitted uses of its working capital. Working capital reserves of up to 3% in cash or cash equivalents are excluded from the funds committed to mortgage investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans. As of December 31, 2000, the Company had approximately $1,570,000 in cash and certificates of deposit for its working capital reserves.

NOTE E - TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES

    1.  FEES PAID BY THE COMPANY
       a. The Company's Manager is entitled to receive from the Company a management fee of up to 0.25 of the aggregate capital contributions, paid monthly in arrears. As of December 31, 2000, payments for management fees to the Manager were $25,013. If the maximum amounts for management fees had been paid to the Manager during 2000, the additional management fees would have been approximately $289,000, which would have reduced net income allocated to members by approximately 23%.

       b. The Manager will receive fees for reselling properties foreclosed upon. These fees are to be not greater than 3.00% of the proceeds where substantial service has been performed by the Manager. As of December 31, 2000, no such services were required, accordingly, no payments were paid to the Manager.

                           DM MORTGAGE INVESTORS, LLC

                           DECEMBER 31, 1999 AND 2000

NOTE E - TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES - Continued

    2.  FEES PAID BY BORROWERS
       a. The Manager generally receives fees of 2.00% to 5.00% of the principal amount of each loan as compensation for loan evaluation and processing fees. These fees shall be reasonable and shall be payable only for services actually rendered. As of December 31, 2000, the Manager earned loan evaluation and processing fees paid by borrowers in the amount of $60,000.

       b. The Manager will originate all loans the Company invests in. The Manager acts as broker for which it generally charges loan brokerage and origination fees of approximately 2.00% to 6.00% of the principal amount of each mortgage investment made during the year. As of December 31, 2000, The Manager earned loan brokerage and origination fees paid by borrowers in the amount of $4,630,000. During the year ended December 31, 2000, the Manager, at its full discretion, shared with the Company loan broker and origination fees of $346,854. The Company amortizes these fees over the life of the related mortgage loan and has recognized $90,615 for the year ended December 31, 2000. If these fees were not shared with the Company during 2000, net income allocated to members would have been decreased approximately 7%.

       c. All of the Company's loans are to be serviced by the Manager, in consideration for which the Manager will receive up to 0.25% annually of the total unpaid principal balance of each mortgage investment serviced. As of December 31, 2000, the Manager earned servicing fees paid by borrowers in the amount of $18,000.

       d. The Manager will receive loan extension fees of 2.00% to 5.00% of the outstanding principal as permitted by local law and local market conditions. As of December 31, 2000, there were no loan extensions, accordingly, no such fees were paid by borrowers.

    The Manager has the right to purchase from the Company the interest receivable or principal on delinquent loans held by the Company. The Company shall not sell a foreclosed property to the Manager or to another program in which the Manager or its affiliates has an interest. As of December 31, 2000, no such transactions occurred.

NOTE F - SUBSEQUENT EVENT

    Subsequent to year end, the Company has raised approximately $15,000,0000 in additional members' capital as of March 14, 2001.

                           DM MORTGAGE INVESTORS, LLC

                           DECEMBER 31, 1999 AND 2000

NOTE G - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                           FIRST          SECOND          THIRD           FOURTH
                          QUARTER         QUARTER         QUARTER         QUARTER            YEAR
                         ----------      ----------      ----------      ----------      -----------
Revenues:
      2000               $       --      $       --      $  125,722      $1,141,063      $1,266,785
      1999                       --              --              --              --              --

Expenses:
      2000                       --              --              95          25,022          25,117
      1999                       --              --              --              --              --

Net income:
      2000                       --              --         125,627       1,116,041       1,241,668
      1999                       --              --              --              --              --

Net income allocated
to members per
weighted average
membership units:
      2000                       --              --           0.083            0.34            0.45
      1999                       --              --              --              --              --

Weighted average
 membership units:
      2000                       --              --       1,523,213       3,265,541       2,754,854
      1999                       --              --              --              --              --

                            SUPPLEMENTARY INFORMATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          ON SUPPLEMENTARY INFORMATION


MEMBERS
DM MORTGAGE INVESTORS, LLC


In connection with our audit of the financial statements of DM Mortgage Investors, LLC, referred to in our report dated February 11, 2001, which is included in the 10K Annual Report, we have also audited Schedule II and IV for the period from December 14, 1999 (date of inception) through December 31,1999, and for the year ended December 31, 2000. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Reno, Nevada
January 11, 2001

                                                                     Schedule II

                           DM MORTGAGE INVESTORS, LLC

                          MORTGAGE LOANS ON REAL ESTATE
                            MORTGAGE LOAN ROLLFORWARD

BALANCE, DECEMBER 14, 1999                                $        --

              Additions during the period
                            New mortgage loans                     --
              Deductions during the period
                     Collections of principal

BALANCE AT DECEMBER 31, 1999                                       --
                                                          -----------
              Additions during the period
                            New mortgage loans             45,619,914
                                                          -----------
              Deductions during the period
                            Collections of principal          760,000
                            Mortgage loans sold             5,483,295
                                                          -----------
                                                            6,243,295
                                                          -----------

BALANCE AT DECEMBER 31, 2000                              $39,376,619
                                                          ===========

                                                                     Schedule IV

                           DM MORTGAGE INVESTORS, LLC

                          MORTGAGE LOANS ON REAL ESTATE
                       MORTGAGE LOANS BY TYPE OF PROPERTY

                                DECEMBER 31, 2000

                                                               CARRYING                    AMOUNT
                                  INTEREST    FACE AMOUNT       AMOUNT        MATURITY     SUBJECT TO
     TYPE OF PROPERTY               RATE      OF MORTGAGE     OF MORTGAGE       DATE       DELINQUENCY
----------------------------    -----------  ------------    ------------     --------     -----------
Commercial                        12%-15%    $ 34,346,000    $ 10,672,514   01/01-12/01      $   --
Construction                      13%-16%      41,462,950       1,606,134   05/01-08/01          --
Acquisition and development       13%-14%      28,150,000      17,638,528    08/01-10/02          --
Land                              14%-15%      10,120,000       9,459,444   08/01-11/01          --
Residential                           --%               0              --            --          --

                                                                     Schedule IV

                           DM MORTGAGE INVESTORS, LLC

                          MORTGAGE LOANS ON REAL ESTATE
                         MORTGAGE LOANS BY LIEN POSITION

                                DECEMBER 31, 2000

                                              CARRYING                     AMOUNT
                  FACE AMOUNT    INTEREST      AMOUNT       MATURITY     SUBJECT TO
LIEN POSITION     OF MORTGAGE      RATE     OF MORTGAGE       DATE      DELINQUENCY
-------------    -------------   --------   -----------     --------    ------------
     1st         $ 97,828,950    12%-15%   $ 38,043,465    05/01-10/02    $    --
     2nd           16,250,000    15%-16%      1,333,154    01/01-05/01         --

                                                                     Schedule IV

                           DM MORTGAGE INVESTORS, LLC

                          MORTGAGE LOANS ON REAL ESTATE
                    MORTGAGE LOANS THAT EXCEED THREE PERCENT
                                OF THE PORTFOLIO

                                DECEMBER 31, 2000

                                                                       FACE         CARRYING        AMOUNT
                                INTEREST    MATURITY     LIEN       AMOUNT OF       AMOUNT OF     SUBJECT TO
    DESCRIPTION OF LOAN           RATE        DATE     POSITION      MORTGAGE       MORTGAGE     DELINQUENCY
---------------------------     --------    --------   --------    ------------    ----------    -----------
Commercial                       14.50%     12/7/2001     1st      $ 1,596,000     $1,327,108      $      --
Acquisition and Development      14.00%    11/28/2001     1st        2,850,000      1,577,167             --
Commercial                       14.00%    10/11/2001     1st        1,600,000      1,600,000             --
Acquisition and Development      14.00%     8/30/2001     1st        7,500,000      2,261,361             --
Acquisition and Development      13.00%    10/31/2002     1st        5,300,000      2,800,000             --
Land                             15.00%     8/18/2001     1st        3,120,000      3,115,000             --
Commercial                       14.00%     6/30/2001     1st        3,700,000      3,345,000             --
Commercial                       12.00%     10/5/2001     1st        3,500,000      3,500,000             --
Land                             14.00%     11/6/2001     1st        7,000,000      6,344,444             --
Acquisition and Development      14.00%    10/30/2001     1st       12,500,000     11,000,000             --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on any items dealing with accounting and financial disclosure with the accountants during the fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company does not have any directors or officers. The Company is managed by Vestin Mortgage.

The directors and executive officers of Vestin Mortgage, Inc. are listed below:

Name                                                     Age       Title
----                                                     ---       -----
Peggy S. May......................................        31       President
Stephen J. Byrne..................................        43       Chief Executive Officer and Director
Stephen A. Schneider..............................        54       Vice President
Michael V. Shustek................................        42       Director
Lance K. Bradford.................................        34       Treasurer, Secretary and Director
Paul R. Connaghan.................................        40       General Counsel


The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek founded Nevada First Bank, with the largest initial capital base of any new state charter in Nevada's history. In 2000, Mr. Shustek co-authored a book, Trust Deed Investments, on the topic of private mortgage lending. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also teaches a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

On November 9, 1998, the State of Nevada, Department of Business and Industry, Financial Institutions Division and Del Mar Mortgage Inc., which is owned by Mr. Shustek, settled allegations of noncompliance brought by the division. Del Mar Mortgage neither admitted nor denied the division's allegations. On February 11, 1999, the division issued an order against Del Mar Mortgage, which alleged violations of the Nevada regulatory statutes and established a conservator to oversee Del Mar Mortgage's operations. On February 16, 1999, Del Mar Mortgage sued the division, contesting the order. On March 26, 1999, Del Mar Mortgage and the division entered into a stipulated court order that effectively superceded the November 1998 agreement. The stipulated court order also vacated the division's order and removed the conservator. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage agreed to assure compliance with applicable law in all advertisements, solicitations of mortgage borrowers and in its making and servicing of mortgage loans. Vestin Mortgage and Vestin Group, as successors to the mortgage company business of Del Mar Mortgage, agreed to adhere to the terms of the stipulation. Del Mar Mortgage also paid an additional $20,000 to the division under the November 1998 agreement, in addition to the $30,000 Del Mar Mortgage had paid prior to February.

Stephen J. Byrne has been the Chief Executive Officer of Vestin Mortgage and the Chief Operations Officer of Vestin

Group since January 2001. Mr. Byrne has also been a director of Vestin Mortgage since 1997 and of Vestin Group since April 1999. From its inception in 1997 to 2000, Mr. Byrne was the President of Vestin Mortgage. From 1999-2000, Mr. Byrne also served as the President of Vestin Group. Mr. Byrne joined Del Mar Mortgage in June 1998 as its Senior Lending Officer. In 1997, Mr. Byrne founded Vestin Mortgage which he owned and operated before joining Del Mar Mortgage. From 1991 to 1997, Mr. Byrne served as Vice President of Wells Fargo Bank and of its predecessor First Interstate Bank of Nevada. Mr. Byrne served in various capacities with First Interstate Bank, including Manager of the Diversified Asset Group based in Las Vegas and the commercial Diversified Asset Group in Houston, Texas. Mr. Byrne received a Bachelor of Science degree in Business Administration from Hastings College, Hastings, Nebraska.

Peggy S. May has been with Vestin Group since September 1995, and has been the President of Vestin Mortgage since January 2001. From 1997 to 2000, Ms. May was the Senior Vice President of Vestin Mortgage. She is responsible for all new and existing clients, loan packages and manages investor relationships and serves as the administrator of the corporate offices. Ms. May has over ten years of experience in title, escrow and private lending.

Lance K. Bradford has been a director, Treasurer and Secretary of Vestin Mortgage since April 1999. Mr. Bradford has been the Chief Financial Officer, Treasurer, and a director of Vestin Group since April 1999. From 1999 to 2000, Mr. Bradford was also the Corporate Secretary of Vestin Group. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a Certified Public Accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.

Stephen A. Schneider has been Vice President of Vestin Mortgage since January 2001. From July 2000 to December 2000, Mr. Schneider was the Chief Operation Officer of Vestin Group. Mr. Schneider is responsible for the maintenance of all banking and financial relationships. Mr. Schneider has over 26 years experience in the financial services industry. He worked at US Bank where he managed the bank's business banking department and underwrote loans for companies with sales of $1 million to $10 million and maintained relationships with the bank's business customers. Mr. Schneider sits on the boards of Focus Las Vegas and Leadership Las Vegas Youth as well as several other organizations. He will assist in the creation of the Vestin Foundation, a non-profit organization aimed at funding local charitable organizations.

Paul R. Connaghan has been the general counsel of Vestin Mortgage since May 1999. Mr. Connaghan handles collections, litigation, due diligence, transactional and underwriting matters as well as general company management. From 1998 to 1999, Mr. Connaghan worked as in-house counsel for Allstate Insurance. In 1992, Mr. Connaghan started his own law practice, focusing on real estate law. Prior to that, Mr. Connaghan worked in the law firm of Beckley, Singleton, DeLanoy, Jemison & List. Mr. Connaghan began his legal career at Wright, Stewart & Judd in Las Vegas, Nevada. Mr. Connaghan graduated cum laude from Boston College in 1983 and received his J.D. at the University of Wyoming College of Law in 1987. Mr. Connaghan is licensed to practice law in both Nevada and Colorado.


ITEM 11.  EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or entity owns beneficially more than 5% of the ownership interests in us. Our Manager owns approximately 102,700 units (2.5%) of our capital as of December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Management Fee

Our Manager is entitled to receive from us a management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. The amount of management fees our Manager for the year ended December 31, 2000 was approximately $25,000.

Loan Brokerage and Origination Fees

Our Manager received loan brokerage and origination fees ranging on all of the mortgage loans held by us paid from borrowers. During 2000, our Manager earned loan brokerage and origination fees on our loans paid by borrowers in the amount of $4,630,000.

Servicing Fees

Our Manager received from borrowers an annual servicing fee of 0.25% of the outstanding principal balance of loans. During 2000, our Manager earned loan servicing fees on our loans in the amount of $18,000.

Loan Evaluation and Processing Fees

Loan evaluation and processing fees are paid to our Manager from borrowers under loans held by us. During 2000, our Manager earned loan evaluation and processing fees on our loans paid by borrowers in the amount of $60,000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                      NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DM MORTGAGE INVESTORS, LLC

By:     Vestin Mortgage, Inc., its sole manager

        By:    /s/ Stephen J. Byrne
               Stephen J. Byrne
               Director and President
               (Principal Officer of Manager)

        By:    /s/ Lance K. Bradford
               Lance K. Bradford
               Director, Secretary and Treasurer
               (Chief Financial Officer of the Manager)

        By:    /s/ Michael V. Shustek
               Michael V. Shustek
               Director of the Manager

Dated:  March 30, 2001