Form 10-Q
period 2001-03-31
DM MORTGAGE INVESTORS LLC
filed 2001-05-15
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    Transition Period From ___________ To ___________


                        COMMISSION FILE NUMBER 333-32800


                           DM MORTGAGE INVESTORS, LLC
             (Exact Name of Registrant as Specified in Its Charter)


            NEVADA                                               88-0446244
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA                89102
   (Address Of Principal Executive Offices)                      (Zip Code)


                                  702.227.0965
                         (Registrant's Telephone Number)


               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2001, the Issuer had 8,232,412 of its Units outstanding.

ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Balance Sheets as of March 31, 2001 (unaudited) and
  December 31, 2000.........................................................  3

Statements of Income for the Three Months Ended
  March 31, 2001 and 2000 (unaudited)......................................   4

Statements of Members' Equity (unaudited)...................................  5

Statements of Cash Flows for the Three Months ended
  March 31, 2001 and 2000 (unaudited).......................................  6

Notes to Financial Statements...............................................  7

                           DM MORTGAGE INVESTORS, LLC

                                 BALANCE SHEETS


                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
                                                (unaudited)
                                     ASSETS
Cash                                            $   815,499       $   370,304
Certificates of deposit                           1,675,000         1,200,000
Due from Managing Member                            147,217           199,396
Interest and other receivables                      628,249           491,122
Investment in mortgage loans                     60,013,923        39,376,619
                                                -----------       -----------
                                                $63,279,888       $41,637,441
                                                ===========       ===========

                        LIABILITIES AND MEMBERS' EQUITY
Liabilities
  Deferred revenues                             $   169,520       $   256,230
                                                -----------       -----------
       Total liabilities                            169,520           256,230
                                                -----------       -----------
Members' equity - authorized 10,000,000 units;
 6,327,479 and 4,173,991 units issued and
 outstanding at $10 per unit at March 31, 2001
 and December 31, 2000, respectively             63,110,368        41,381,211
                                                -----------       -----------
       Total members' equity                     63,110,368        41,381,211
                                                -----------       -----------
       Total liabilities and members' equity    $63,279,888       $41,637,441
                                                ===========       ===========

The accompanying notes are an integral part of this statement.

                           DM MORTGAGE INVESTORS, LLC

                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                               Three Months
                                                              Ended March 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
REVENUES
  Interest income from investment in mortgage loans      $1,646,508   $        0
  Loan origination fees                                      86,711            0
  Other interest income                                      43,023            0
                                                         ----------   ----------

       Total revenues                                     1,776,242            0
                                                         ----------   ----------
OPERATING EXPENSES
  Management fees to Managing Member                         31,981            0
  Other                                                      21,125            0
                                                         ----------   ----------

       Total operating expenses                              53,106            0
                                                         ----------   ----------

NET INCOME                                               $1,723,136   $        0
                                                         ==========   ==========

Net income allocated to members                          $1,723,136   $        0
                                                         ==========   ==========
Net income allocated to members per weighted
  average membership units                               $    .3388   $        0
                                                         ==========   ==========

Weighted average membership units                         5,085,255      115,500
                                                         ==========   ==========

The accompanying notes are an integral part of this statement.

                           DM MORTGAGE INVESTORS, LLC

                          STATEMENTS OF MEMBERS' EQUITY


                                                       UNITS          AMOUNT
                                                    ------------   ------------

Members' equity at December 31, 2000 (Audited)        4,173,991    $ 41,381,211
Issuance of units (net of offering costs)             2,129,312      21,247,826
Distributions                                                --      (1,483,568)
Reinvestments of distributions                           24,176         241,763
Net income                                                   --       1,723,136
                                                     ----------    ------------

Members' equity at March 31, 2001 (unaudited)         6,327,479    $ 63,110,368
                                                     ==========    ============

The accompanying notes are an integral part of this statement.

                           DM MORTGAGE INVESTORS, LLC

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
                                   (UNAUDITED)

                                                             Three Months
                                                            Ended March 31,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  1,723,136    $          0
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Decrease in due from Managing Member                  52,179               0
    Increase in interest and other receivables          (137,127)              0
    Decrease in deferred revenues                        (86,710)              0
                                                    ------------    ------------

       Net cash provided by operating activities       1,551,478               0
                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments in mortgage loans          (21,720,458)              0
  Proceeds from loan payoff                            1,083,154               0
  Investment in certificates of deposit                 (475,000)              0
                                                    ------------    ------------

       Net cash used in investing activities         (21,112,304)              0
                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of membership units          21,247,826               0
  Members' distribution reinvestments                    241,763               0
  Members' distributions                              (1,483,568)              0
                                                    ------------    ------------

       Net cash provided by financing activities      20,006,021               0
                                                    ------------    ------------

NET INCREASE IN CASH                                     445,195               0
CASH, BEGINNING                                          370,304               0
                                                    ------------    ------------

CASH, ENDING                                        $    815,499    $          0
                                                    ============    ============

The accompanying notes are an integral part of this statement.

                           DM MORTGAGE INVESTORS, LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

     Prior to September 1, 2000, the Company was a development stage company. On August 23, 2000, the Company's Form S-11/A, as filed with the Securities and Exchange Commission, became effective for the initial public offering of 10,000,000 units of the Company at $10 per unit. Consequently, the Company commenced operations on September 1, 2000. As of March 31, 2001, the Company sold 6,327,479 units of the total 10,000,000 units offered. The Company will continue to offer its remaining unsold units to the public for a period of two years following the effective date of its Form S-11/A.

     The Manager of the Company is Vestin Mortgage, Inc., a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and is traded on the Nasdaq Small Cap Market under the symbol "VSTN." The Company's Operating Agreement provides that the Manager has exclusive control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

     The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the fiscal year ended December 31, 2000 of the Company.

NOTE B - INVESTMENT IN MORTGAGE LOANS

Investment in mortgage loans as of March 31, 2001 are as follows:

     Bridge                                       $ 4,497,400            7.49%
     Commercial                                    11,451,340           19.08%
     Construction                                   8,477,040           14.13%
     Acquisition and development                   21,856,039           36.42%
     Land                                          13,732,104           22.88%
     Residential                                           --              --%
                                                  -----------          ------

                                                  $60,013,923          100.00%
                                                  ===========          ======

     First mortgages                              $59,763,923           99.58%
     Second mortgages                                 250,000             .42%
                                                  -----------          ------

                                                  $60,013,923          100.00%
                                                  ===========          ======

The following is a schedule of maturities of investment in mortgage loans as of March 31, 2001:

     2001                                        $46,049,133
     2002                                         13,964,790
                                                 -----------

                                                 $60,013,923
                                                 ===========

The following is a schedule by geographic location of investment in mortgage loans as of March 31, 2001:

     Arizona                                    $ 2,650,000              4.42%
     California                                   9,458,749             15.76%
     Hawaii                                       8,534,910             14.22%
     Nevada                                      11,173,958             18.62%
     Texas                                       16,891,111             28.15%
     Utah                                         9,705,195             16.16%
     Washington                                   1,600,000              2.67%
                                                -----------            ------

                                                $60,013,923            100.00%
                                                ===========            ======

As of March 31, 2001, the majority of all mortgage loan payments are current and the loans are performing in accordance with their terms. Accordingly, the Company's management estimates that an allowance for loan losses is not deemed necessary.

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential. Substantially all mortgage loans have similar effective interest rates ranging from 12% to 15%. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates, the Company does not report revenues by product type.

NOTE C - SUBSEQUENT EVENT

Subsequent to March 31,2001, the Company raised approximately $18,684,000 from the sale of its units through April 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

DM Mortgage Investors, LLC (the "Company") was organized in December 1999 as a Nevada limited liability company for the purpose of investing in mortgage loans. The Company invests in loans secured by real estate through deeds of trust and mortgages. Prior to September 1, 2000, the Company was a development stage company.

The Company's manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (the "Manager"). The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq Small Cap Market under the ticker symbol "VSTN."

The following financial review and analysis discusses the Company's financial condition and results of operations for the three-month period ended March 31, 2001. Prior to September 1, 2000, the Company was a development stage company with no operational activities. This information should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q.

OVERVIEW

On August 23, 2000, the Company's Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 of the Company's units at $10 per unit. The Company commenced operations on September 1, 2000. As of March 31, 2001, the Company sold approximately 6,205,000 units of the total 10,000,000 units offered. Additionally, the Company issued approximately 84,000 units to its Manager for offering costs paid by them on the Company's behalf, and approximately 38,000 units for members' distribution reinvested with the Company. The Company will continue to offer unsold units to the public for a period of up to two years following the effective date of the Registration Statement.

SUMMARY OF FINANCIAL RESULTS

                                                           FOR THE QUARTER ENDED
                                                               MARCH 31, 2001
                                                               --------------
Total revenues                                                   $1,776,000
Total expenses                                                   $   53,000
Net income                                                       $1,723,000
Earnings per unit:
  Net income allocated to members per weighted
   average membership units                                      $    .3388
  Annualized net interest yield to members (a)                        13.55%
  Weighted average membership units                               5,085,255

(a) The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of March 31, 2001 divided by 3 (number of months from January 2001 through March 2001) and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Net income for the quarter ended March 31, 2001 was derived primarily from interest income on mortgage loans approximating $1.6 million, interest income of approximately $43 thousand earned on cash and cash equivalents held at bank institutions and $87 thousand from mortgage origination fees earned.

The weighted average yield for the three-month period ended March 31, 2001 for the Company's mortgage loans was 13.25%.

INVESTMENT IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2001, the Company invested approximately $60,014,000 in mortgage loans secured by real estate. Such loans consisted of twenty-seven (27) loans of which twenty-six (26) loans are secured through first deeds of trust and one (1) loan is secured through second deeds of trust. The following is a summary of the Company's investment in mortgage loans as of March 31, 2001:

                                            LOAN AMOUNT
                             LOAN AMOUNT    COMMITTED/
                               FUNDED        FUNDED BY       LOAN TO
                                BY DM          OTHER        APPRAISED     VALUE  INTEREST    LOAN
     BORROWER                 MORTGAGE       INVESTORS        VALUE       RATIO    RATE     LENGTH    LOAN TYPE     COLLATERAL
     --------                 --------       ---------        -----       -----    ----     ------    ---------     ----------
Car Spa Norco, LLC          $ 3,345,000    $    355,000   $  6,400,000    57.8%    14.0%    12 mos.    Commercial    Land and
                                                                                                                     Building
The Ranches, LLC            $ 3,115,000    $      5,000   $  5,673,000    55.0%    15.0%    12 mos.          Land    Land
Mesquite 643, LLC           $ 2,847,300    $  4,652,700   $ 14,000,000    53.6%    14.0%    12 mos.           A&D    Land
Q Summerlin, LLC            $    54,500    $  8,695,500   $ 12,600,000    69.4%    14.0%    12 mos.  Construction    Land and
                                                                                                                     Building
Enchantment Condos          $   421,600    $  1,338,400   $  2,610,000    67.4%    13.5%    12 mos.  Construction    Land
Donald Zeiter               $   411,100    $  1,251,900   $  2,450,000    67.9%    13.0%    12 mos.  Construction    Residential
                                                                                                                      Prop.
Emerald Suites              $ 3,672,400    $ 11,377,600   $ 24,625,000    61.1%    13.5%    12 mos.  Construction    Land and
                                                                                                                     Building
Arvada Ranch                $ 2,650,000    $    850,000   $ 16,200,000    21.6%    12.0%    12 mos.    Commercial    Land and
                                                                                                                     Building
Bridge Aina Le'a            $ 5,300,000    $         --   $ 21,750,000    24.4%    13.0%    24 mos.           A&D    Land and
                                                                                                                     Building
Golden Nugget Holdings      $ 1,600,000    $         --   $  7,400,000    21.6%    14.0%    12 mos.    Commercial    Land and
                                                                                                                     Building
South Mountain, LLC         $ 6,590,200    $    409,800   $ 19,690,000    35.6%    14.0%    12 mos.          Land    Land
Art Collections, Inc.       $11,000,000    $  1,500,000   $ 24,790,000    50.4%    14.0%    12 mos.           A&D    Land
Peace Plaza                 $   219,100    $  3,480,900   $  6,425,000    57.6%    14.0%    12 mos.    Commercial    Land and
                                                                                                                     Building
Malibu Development          $   250,000    $         --   $ 18,000,000    73.6%    15.0%    12 mos.    Commercial    Land and
                                                                                                                     Building
Lakeside Village LLC        $ 1,616,300    $  1,233,700   $  5,500,000    51.8%    14.0%    12 mos.           A&D    Land and
                                                                                                                     Building
Brugnara Properties V, LLC  $    11,200    $ 19,988,800   $ 60,000,000    33.3%    14.0%    12 mos.    Commercial    Land and
                                                                                                                     Building
Intercapital of Texas, Inc. $ 1,346,100    $    249,900   $  2,300,000    69.4%    14.5%    12 mos.    Commercial    Land and
                                                                                                                     Building
Art Collection              $ 2,500,000    $         --   $ 15,645,000    53.7%    14.0%    12 mos.          Land    Land
LV RV Resort LLC            $ 1,583,300    $ 15,916,700   $ 33,900,000    51.6%    14.0%    12 mos.  Construction    Land
Corona Partnership          $   289,200    $  3,990,800   $  6,850,000    62.5%    14.0%    12 mos.  Construction    Land and
                                                                                                                     Building
Sunset-Pecos Limited        $   322,000    $    678,000   $  3,750,000    26.7%    14.0%    12 mos.          Land    Land
RTA Desert, Inc.            $   997,400    $  1,702,600   $  6,000,000    45.0%    15.0%    12 mos.        Bridge    Land and
                                                                                                                     Building
HHG Partners                $ 2,045,000    $ 11,955,000   $ 20,900,000    67.0%    14.0%    12 mos.  Construction    Land
Red Hills Oasis             $ 1,092,400    $  1,957,600   $  4,690,000    65.0%    14.0%    12 mos.           A&D    Land
Bridge Aina Le'a            $ 1,204,900    $    795,100   $ 20,000,000    36.5%    14.0%    12 mos.          Land    Land
California Property Inv.    $ 3,500,000    $  5,500,000   $ 21,000,000    42.9%    14.0%    12 mos.        Bridge    Land and
                                                                                                                     Building
Andre Tatibouet             $ 2,030,000    $  4,470,000   $ 12,000,000    54.1%    14.0%    12 mos.    Commercial    Land and
                            -----------    ------------   ------------    ----     ----     --                       Building

                            $60,014,000    $102,355,000   $395,148,000      47%
                            ===========    ============   ============    ====

As of March 31, 2001, investment in loans secured by real estate had a weighted average interest yield of 13.87% with all loans maturing within the next twelve
(12) to twenty-four (24) months.

Losses may be expected to occur when funding mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that the Company's loans may become uncollectible, in whole or in part, is a matter of professional judgment. Conventional lenders such as traditional banks and savings and loan institutions are subject to federal and state regulations that require such lenders to perform ongoing analyses of their loan portfolios, loan to value ratios, reserves, etc., and to obtain current information regarding their borrowers and the securing properties. As a non-conventional lender, the Company is not subject to such regulations and has not adopted these practices. Rather, in connection with the quarterly and annual closing of the Company's accounting records and the preparation of the Company's financial statements, the Manager evaluates investments in mortgage loans and determines whether the allowance for loan losses is adequate to cover the Company's potential losses. As of March 31, 2001, the Manager determined that no allowances for loan losses was necessary.

The Manager may evaluate the following in using its professional judgment to determine the adequacy of allowance for loan losses: economic conditions, a borrower's financial condition, industry trends, and the loss potential involved with a loan. The Manager's loan committee may also conduct a quarterly review or the adequacy of loan losses.

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operation purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will manage the Company's affairs. The Manager may elect to receive an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement the maximum amount of management fees the Manager was entitled to receive in the first quarter of 2001 was 501,000. As of March 31, 2001, the Manager elected to receive $32,000 in management fees.

During the quarter ended March 31, 2001, cash flows provided by operating activities approximated $1.6 million. Investing activities consisted of investment in loans secured by real estate in the amount of $21 million (net of proceeds from payoffs of mortgage loans), and investment in certificate of deposits of $475 thousand. Financing activities consisted of proceeds from the sale of units in the amount of $21 million, and distributions of $1.2 million to the Company's unit holders (net of reinvestments).

The Company will rely upon the cash flow from operations to provide for its capital requirements. The Manager believes that cash generated from operations will be sufficient to provide for its capital requirements for at least the next 12 months. The Company will continue to offer to sell its remaining unsold units up to a maximum of 10,000,000 units. As of March 31, 2001, the Company has sold approximately 6.3 million units with proceeds approximating $63 million. Proceeds from future sale of the Company's units will be used to provide capital for investments in loans. There can be no assurance how many units will be sold.

At March 31, 2001, the Company had about $815 thousand in cash and cash equivalents, $1.7 million in certificates of deposit and $63 million in total assets. On the same date, total liabilities of the Company approximated $170 thousand. Accordingly, it appears the Company has sufficient working capital to meet its operating needs in the near term.

The Company maintains working capital reserves of at least 3% of aggregate members' capital accounts in cash and cash equivalents, and certificates of deposits. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not deal in any foreign currencies and does not own any options, futures or other derivative instruments. The Company does not have any debt.

Most of the Company's assets consist of investments in mortgage loans. For the three month period ended March 31, 2001, the Company's aggregate investment in mortgage loans was $60,014,000 with a weighted average effective interest rate of 13.87. These mortgage loans have a term of 1 to 2 years. All of the outstanding mortgage loans at March 31, 2001 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. Most of the mortgage loans do not have prepayment penalties.

Changes in interest rates would not affect the asset value of the Company's investment in mortgage loans. However, a significant change in interest rates could affect the Company's operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce the Company's earnings and funds available for distribution to unit holders. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity which would reduce the demand for commercial mortgage loans. As a result, the Company might encounter greater difficulty in identifying appropriate borrowers. The Company is not in a position to quantify the potential impact on its operating results from a material change in interest rates.

For the first fiscal quarter of 2001, the Company invested $1,675,000 in certificates of deposit and other short term deposit accounts. The Company anticipates that at least 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short term nature.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The registration statement (Commission file number 333-32800) registering up to 10,000,000 of the Company's units valued at $100,000,000, with the Securities and Exchange Commission became effective on August 23, 2000. The offering of the Company's units commenced on September 1, 2000. As of March 31, 2001, the Company had sold approximately 6,205,000 of its units for a total of approximately $62,000,000. There is no public trading market for the Company's units. The Company's units are sold where permitted by the Manager and/or by Vestin Capital, Inc., a registered broker/dealer. The offering will continue until the earlier of selling 10,000,000 units, December 31, 2001 or the Manager determines to end the offering. Investors in the Company must satisfy applicable state requirements in order to purchase units in the Company.

Pursuant to the Company's Distribution Reinvestment Plan, members elected to reinvest their distributions and receive 24,000 units in the Company, totaling $240,000.

In exchange for services provided by the Manager, it has received approximately $32,000 in management fees during the first fiscal quarter of 2001. The Company also credited the Manager with 4,500 units valued at $45,000 for offering expenses paid by the Manager to nonaffiliates on behalf of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of 2001.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         2.1      Articles of Organization*

         10.1     Operating Agreement*

----------
* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DM MORTGAGE INVESTORS, LLC

By: Vestin Mortgage, Inc., its sole manager


    By: /s/ Lance K. Bradford
        -----------------------------------
        Lance K. Bradford
        Director, Secretary and Treasurer
        (Chief Accounting Officer of the
        Manager and Duly Authorized Officer)

Dated: May 15, 2001