Form 10-Q
period 2001-06-30
VESTIN FUND I LLC
filed 2001-08-14
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Transition Period From ______ To ______


                        COMMISSION FILE NUMBER 333-32800


                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)
             (Exact Name of Registrant as Specified in Its Charter)


           NEVADA                                                 88-0446244
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                 2901 EL CAMINO AVENUE, LAS VEGAS, NEVADA 89102
               (Address Of Principal Executive Offices) (Zip Code)


                   Registrant's Telephone Number: 702.227.0965


                           DM MORTGAGE INVESTORS, LLC
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report.

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 2001, the Issuer had 10,129,510 of its Units outstanding.

ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Balance sheets as of June 30, 2001 (unaudited) and December 31, 2000.......    3

Statements of income for the three and six months ended June 30, 2001
(unaudited) and 2000 (unaudited)...........................................    4

Statements of members' equity (unaudited)..................................    5

Statements of cash flows for the six months ended June 30, 2001
(unaudited) and 2000 (unaudited)...........................................    6

Notes to financial statements..............................................    7

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)
                                 BALANCE SHEETS

                                                            June 30, 2001       December 31,
                                                              (Unaudited)           2000
                                                             ------------       ------------
                                     ASSETS

Cash                                                         $    114,343       $    370,304
Certificates of deposit                                         3,000,000          1,200,000
Due from Managing Member                                          147,823            199,396
Interest and other receivables                                  1,041,602            491,122
Investment in mortgage loans                                   97,794,230         39,376,619
                                                             ------------       ------------

       Total assets                                          $102,097,998       $ 41,637,441
                                                             ============       ============

                         LIABILITIES AND MEMBERS' EQUITY

Liabilities
   Deferred revenues                                         $     82,807       $    256,230
                                                             ------------       ------------
Total liabilities                                                  82,807            256,230

Members' equity                                               102,015,191         41,381,211
                                                             ------------       ------------
       Total members' equity                                  102,015,191         41,381,211
                                                             ------------       ------------

       Total liabilities and members' equity                 $102,097,998       $ 41,637,441
                                                             ============       ============

The accompanying notes are an integral part of these statements

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         For the three months ended     For the six months ended
                                                                   June 30,                      June 30,
                                                         --------------------------     ------------------------
                                                            2001              2000         2001            2000
                                                         ----------         -------     ----------       -------
Revenues
  Interest income from investment in mortgage loans      $2,810,061         $    --      4,456,569       $    --
  Loan origination fees                                      86,711                        173,422
  Other interest income                                      48,762              --         91,785            --
                                                         ----------         -------     ----------       -------

       Total revenues                                     2,945,534              --      4,721,776            --

Operating expenses
  Management fees to Managing Member                             --              --          7,184            --
  Other                                                      24,870              --         45,995            --
                                                         ----------         -------     ----------       -------

       Total operating expenses                              24,870              --         53,179            --
                                                         ----------         -------     ----------       -------

Net income                                               $2,920,664         $    --     $4,668,597       $    --
                                                         ==========         =======     ==========       =======

Net income allocated to members                          $2,920,664         $    --     $4,668,597       $    --
                                                         ==========         =======     ==========       =======

Net income allocated to members per weighted
 average membership units                                $     0.34         $    --     $     0.68       $    --
                                                         ==========         =======     ==========       =======

Weighted average membership units                         8,620,078         115,500      6,835,964       115,500
                                                         ==========         =======     ==========       =======

The accompanying notes are an integral part of these statements

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)
                          STATEMENT OF MEMBERS' EQUITY


                                                     Units           Amount
                                                 -------------   -------------

Members' equity at December 31, 2000 (Audited)       4,173,991   $  41,381,211

Issuance of units (net of offering costs)            5,933,564      59,176,787

Distributions                                               --      (3,956,853)

Reinvestments of distributions                          74,545         745,449

Net income                                                  --       4,668,597
                                                 -------------   -------------

Members' equity at June 30, 2001 (Unaudited)        10,182,100   $ 102,015,191
                                                 =============   =============

The accompanying notes are an integral part of these statements

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               For the six months ended June 30,
                                                               ---------------------------------
                                                                   2001                  2000
                                                               ------------          -----------
Cash flows from operating activities:
  Net income                                                   $  4,668,597          $        --
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Decrease in due from Managing Member                             51,573                   --
    Increase in interest and other receivables                     (550,480)                  --
    Decrease in deferred revenues                                  (173,423)                  --
                                                               ------------          -----------
          Net cash provided by operating activities               3,996,267                   --

Cash flows from investing activities:
  Purchase of investments in mortgage loans                     (71,330,693)                  --
  Proceeds from loan payoffs                                     12,913,082                   --
  Investment in certificates of deposit                          (1,800,000)                  --
                                                               ------------          -----------
          Net cash used by investing activities                 (60,217,611)                  --

Cash flows from financing activities:
  Proceeds from issuance of membership units                     59,176,787                   --
  Members' distribution reinvestments                               745,449                   --
  Members' distributions                                         (3,956,853)                  --
                                                               ------------          -----------
          Net cash provided by financing activities              55,965,383                   --
                                                               ------------          -----------

Net decrease in cash                                               (255,961)                  --

Cash, beginning of period                                           370,304                   --
                                                               ------------          -----------

Cash, end of period                                            $    114,343          $        --
                                                               ============          ===========

The accompanying notes are an integral part of these statements

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. ORGANIZATION

Vestin Fund I, LLC (Formerly known as DM Mortgage Investors, LLC), a Nevada Limited Liability Company, (the Company) is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 14, 1999 (date of formation) and will continue until December 31, 2019 unless dissolved prior or extended thereto under the provisions of the Operating Agreement. On July 9, 2001, the Company changed its name from DM Mortgage Investors, LLC to Vestin Fund I, LLC.

Prior to September 1, 2000, the Company was a development stage company. On August 23, 2000, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 units at $10 per unit. Consequently, the Company commenced operations on September 1, 2000. During June 2001, the Company sold all remaining units of the $100 million set forth in the Company's registration statement. No additional units will be sold, however current members may continue to participate in the Company's Distribution Reinvestment Plan whereby the member's distribution may be applied to additional units at $10.00 per unit.

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

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the fiscal year ended December 31, 2000 of the Company.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                  (Unaudited)


NOTE B -- INVESTMENT IN MORTGAGE LOANS

Investment in mortgage loans as of June 30, 2001 are as follows:

        Bridge                                  $14,500,714        14.83%
        Commercial                               14,550,679        14.88%
        Construction                             20,119,000        20.57%
        Acquisition and development              34,291,983        35.07%
        Land                                     14,331,854        14.65%
        Residential                                      --         0.00%
                                                -----------      -------

                                                $97,794,230       100.00%
                                                ===========      =======

        First mortgages                         $97,318,538        99.51%
        Second mortgages                            475,692         0.49%
                                                -----------      -------

                                                $97,794,230       100.00%
                                                ===========      =======

The following is a schedule of maturities of investment in mortgage loans as of June 30, 2001:

For The Years Ended December 31,:
        2001                                    $62,584,205
        2002                                     32,545,025
        2003                                             --
        2004                                             --
        2005                                      2,340,000
        2006                                        325,000
                                                -----------

                                                $97,794,230
                                                ===========

The following is a schedule by geographic location of investment in mortgage loans as of June 30, 2001:

      Arizona                                   $ 3,500,000        3.58%
     California                                  15,416,090       15.76%
       Hawaii                                     9,457,485        9.67%
     Louisiana                                    1,768,269        1.81%
     New Mexico                                     923,000        0.94%
       Nevada                                    29,823,293       30.50%
       Oregon                                     4,785,450        4.89%
       Texas                                     20,504,928       20.97%
        Utah                                     10,015,715       10.24%
     Washington                                   1,600,000        1.64%
                                                -----------     -------

                                                $97,794,230      100.00%
                                                ===========     =======

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                  (Unaudited)


NOTE B -- INVESTMENT IN MORTGAGE LOANS (continued)

As of June 30, 2001, substantially all mortgage loan payments are current and all loans are performing in accordance with their terms. Accordingly, the Company's management estimates that an allowance for loan losses is not deemed necessary.

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential. Substantially all mortgage loans have similar effective interest rates ranging from 13% to 15%. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates, the Company does not report revenues by product type.

NOTE C -- REVOLVING LINE OF CREDIT

The Company has a revolving line of credit, which provides for borrowing up to $400,000. There is no outstanding balance as of June 30, 2001. The line of credit, which is secured by the Company's certificates of deposit, is payable in monthly installments of interest only at 7.25%, maturing June 25, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Vestin Fund I, LLC (formerly known as DM Mortgage Investors, LLC) (the "Company") was organized in December 1999 as a Nevada limited liability company for the purpose of investing in mortgage loans. The Company invests in loans secured by real estate through deeds of trust and mortgages. Prior to September 1, 2000, the Company was a development stage company.

The Company's manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (the "Manager"). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the NASDAQ under the ticker symbol "VSTN."

The following financial review and analysis is the Company's financial condition and results of operations for the three-month period ended June 30, 2001. Prior to September 1, 2000, the Company were a development stage company with no operational activities. This information should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the annual Form 10-K for the year ended December 31, 2000.

OVERVIEW

On August 23, 2000, the Company's Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit. The Company commenced operations on September 1, 2000. During June 2001, the Company sold all remaining units of the $100 million set forth in the Company's registration statement. No additional units will be sold, however current members may continue to participate in the Company's Distribution Reinvestment Plan whereby the member's distribution may be applied to additional units at $10.00 per unit. Additionally, the Company issued 100,000 units to its Manager for offering costs paid by them on the Company's behalf.

SUMMARY OF FINANCIAL RESULTS

                                                           Three months ended   Six months ended
                                                              June 30, 2001       June 30, 2001
                                                              -------------       -------------
Total revenues                                                 $2,946,000          $4,722,000
Total expenses                                                 $   25,000          $   53,000
Net income                                                     $2,921,000          $4,669,000
Earnings per unit:
  Net income allocated to members per weighted average
  membership units                                             $     0.34          $     0.68
Annualized net interest yield to members (a)                        13.60%              13.60%
Weighted average membership units                               8,620,078           6,835,964

----------
(a) The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of June 30, 2001 divided by 6 (number of months from January 2001 through June
     2001) and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Net income for the three months ended June 30, 2001 was derived primarily from interest income on mortgage loans approximating $2.8 million, interest income of approximately $49 thousand earned on cash and cash equivalents held at bank institutions and approximately $87 thousand from mortgage origination fees earned.

Net income for the six months ended June 30, 2001 was derived primarily from interest income on mortgage loans approximating $4.5 million, interest income of approximately $92 thousand earned on cash and cash equivalents held at bank institutions and $173 thousand from mortgage origination fees earned.

INVESTMENT IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of June 30, 2001, the Company invested in mortgage loans secured by real estate approximating $97,794,000. Such loans consisted of forty-eight (48) loans of which forty-six (46) loans are secured through first deeds of trust and two
(2) loan is secured through second deeds of trust. The following is a summary of the Company's investment in mortgage loans as of June 30, 2001:

                                   LOAN      LOAN AMOUNT
                                  AMOUNT      COMMITTED/
                                  FUNDED      FUNDED BY      LOAN TO                        LOAN
                                BY VESTIN       OTHER       APPRAISED   VALUE   INTEREST   LENGTH       LOAN
       BORROWER                   FUND I      INVESTORS       VALUE     RATIO     RATE    (IMONTHS)     TYPE          COLLATERAL
       --------                -----------  ------------  ------------  -----     ----    ---------     ----          ----------
LAS VEGAS & LAMB, LTD          $    71,000  $  5,095,000  $  6,770,000  75.26%   13.50%      12      Construction  Land and Building
EMERALD SUITES, LLC            $ 6,973,696  $ 15,045,000  $ 24,625,000  60.18%   13.50%      12      Construction  Land and Building
CAR SPA NORCO, LLC             $ 3,345,000  $  3,695,000  $  6,400,000  57.73%   14.00%      12      Commercial    Land and Building
LAS VEGAS LODGING
 DEVELOP, LLC                  $ 1,232,084  $  5,345,000  $  7,600,000  70.33%   14.00%      12      Construction  Land and Building
BLOOMFIELD HILLS DEVELOP
 GRP, LLC                      $    55,500  $    995,000  $  1,552,000  67.69%   14.00%      12      Construction  Land and Building
ENCHANTMENT II, LLC            $    22,225  $  1,755,000  $  2,615,500  67.10%   13.50%      12      Construction  Land and Building
THE RANCHES, LLC               $ 3,115,000  $  3,115,000  $  7,150,000  43.57%   15.00%      12      Land          Land
ARVADA RANCH, LLC              $ 3,500,000  $  3,500,000  $ 16,200,000  21.60%   12.00%      12      Commercial    Land
M 643, LLC                     $ 2,610,483  $  7,495,000  $ 14,000,000  53.54%   14.00%      12      A/D           Land
Q SUMMERLIN, LLC               $    74,317  $  8,745,000  $ 12,600,000  69.40%   14.00%      12      Construction  Land and Building
BRIDGE AINA LE'A, LLC          $ 5,300,000  $  5,300,000  $ 21,750,000  26.50%   13.00%      24      A/D           Land
GOLDEN NUGGET HOLDINGS, LLC    $ 1,600,000  $  1,600,000  $  7,400,000  21.62%   14.00%      12      Commercial    Land and Building
SOUTH MOUNTAIN, LC, a
 Utah LLC                      $ 6,900,715  $  7,000,000  $ 19,690,000  35.60%   14.00%      12      Land          Land
ART COLLECTION, INC            $12,500,000  $ 12,500,000  $ 24,790,000  50.44%   14.00%      12      A/D           Land
PEACE PLAZA, LLC               $   219,051  $  3,700,000  $  6,425,000  57.59%   14.00%      12      Commercial    Land and Building
MALIBU DEVELOPMENT
 CORPORATION                   $   250,000  $    250,000  $ 18,000,000   1.39%   15.00%      12      Commercial    Land and Building
LAKESIDE VILLAGE, LLC          $ 1,790,527  $  2,850,000  $  5,500,000  51.82%   14.00%      12      A/D           Land
BRUGNARA PROPERTIES V, LLC     $    22,248  $ 20,000,000  $ 60,000,000  33.33%   14.75%      14      Commercial    Land
INTERCAPITAL DEVELOP OF TEXAS  $ 1,346,111  $  1,596,000  $  2,300,000  69.39%   14.50%      12      Commercial    Land and Building
ART COLLECTION, INC            $ 2,500,000  $  2,495,000  $ 15,645,000   8.93%   14.00%      12      Land          Land
LV - RV RESORT, LLC            $ 5,658,731  $ 17,500,000  $ 33,900,000  51.62%   14.00%      12      Construction  Land
CORONA PARTNERSHIP             $   386,088  $  4,275,000  $  6,850,000  62.41%   14.00%      12      Construction  Land and Building
SUNSET-PECOS LP                $    34,083  $    995,000  $  3,750,000  26.53%   14.00%      12      Land          Land
RTA DESERT                     $   997,400  $  2,700,000  $  6,000,000  60.00%   15.00%      12      Bridge        Land and Building
HHG PARTNERS, LLC              $ 4,158,817  $ 13,995,000  $ 20,900,000  66.96%   14.00%      12      Construction  Land and Building
RED HILLS OASIS, LLC           $ 1,592,810  $  3,045,000  $  4,690,000  64.93%   14.00%      12      A/D           Land
BRIDGE AINA LE'A, LLC          $ 1,657,485  $  2,000,000  $ 20,000,000  10.00%   14.00%       9      Land          Land
CALIFORNIA PROPERTIES          $ 8,000,000  $  9,000,000  $ 21,000,000  42.86%   14.00%       6      Bridge        Land and Building
TALLE HOE, INC                 $ 1,768,269  $  3,095,000  $  5,925,000  52.24%   14.00%      12      Commercial    Land and Building
ANDRE TATIBOUET                $ 2,500,000  $  6,500,000  $ 12,000,000  54.17%   14.00%      12      Commercial    Land and Building
MESQUITE 643, LLC              $ 1,029,850  $  4,365,000  $  7,839,000  54.98%   14.00%      12      A/D           Land
RANCO CAPITAL, LLC             $ 1,283,163  $  1,573,000  $  3,300,000  47.67%   14.00%      12      A/D           Land
MDS DEVELOPMENT, INC           $ 4,785,500  $  5,320,000  $ 11,500,000  46.26%   14.00%      12      A/D           Land
HORIZON HOMES                  $   225,470  $    365,000  $    528,000  69.13%   14.00%      12      Construction  Residential
HORIZON HOMES                  $   112,381  $    365,000  $    528,000  69.13%   14.00%      12      Construction  Residential
HORIZON HOMES                  $ 1,054,563  $  1,295,000  $  2,250,000  57.56%   14.00%      12      Bridge        Residential
ASTON-NEVADA, LLC              $   124,571  $    625,000  $  1,140,000  54.82%   15.00%      12      Land          Land
EMERALD SUITES, LLC            $   225,692  $  1,135,000  $ 25,000,000   7.54%   15.00%       3      Construction  Land and Building
DAVID WECKERLY, INC            $   923,000  $  1,195,000  $  1,900,000  62.89%   14.00%      12      Construction  Land and Building
LA JOLLA PLAZA II, LLC         $   768,700  $    768,700  $  1,295,000  59.36%    9.50%      12      Bridge        Land and Building
FALCON HOSPITALITY             $   388,700  $  6,695,000  $ 11,000,000  60.86%   14.00%      12      A/D           Land and Building
CUSTON STONE, LTD              $   325,000  $    325,000  $    410,000  79.27%   10.00%      60      A/D           Land and Building
GARY A. WEXLER                 $ 2,340,000  $  2,340,000  $  3,400,000  68.82%    8.00%      48      A/D           Land and Building
HARRY SHULL                    $   110,000  $    110,000  $    147,000  74.83%   14.00%      12      A/D           Land and Building
HARRY SHULL                    $   120,000  $    120,000  $    172,000  69.77%   14.00%      12      A/D           Land and Building
HARRY SHULL                    $   116,000  $    116,000  $    166,000  69.88%   14.00%      12      A/D           Land and Building
ARROYO HEIGHTS GOLF CLUB, LLC  $ 3,680,000  $ 10,000,000  $ 33,500,000  29.85%   14.00%      12      Bridge        Land and Building
                               -----------  ------------  ------------  -----
                               $97,794,230  $213,551,650  $521,990,500  51.77%
                               ===========  ============  ============  =====

As of June 30, 2001, investment in loans secured by real estate are invested in loans with a weighted average interest yield of 13.70% maturing within the next one to sixty (60) months.

Losses may be expected to occur when funding mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that the Company's loans may become uncollectible, in whole or in part, is a matter of professional judgment. Conventional lenders such as traditional banks and savings and loan institutions are subject to federal and state regulations that require such lenders to perform ongoing analyses of their loan portfolios, loan to value ratios, reserves, etc., and to obtain current information regarding their borrowers and the securing properties. As a non-conventional lender, the Company is not subject to such regulations and has not adopted these practices. Rather, in connection with the quarterly and annual closing of the Company's accounting records and the preparation of the Company's financial statements, the Manager evaluates investments in mortgage loans and determines whether the allowance for loan losses is adequate to cover the Company's potential losses. As of June 30, 2001 the Manager determined that no allowances for loan losses was necessary.

The Manager's professional judgment of the adequacy of allowance for loan losses may include: considerations of economic conditions, borrower's financial condition, evaluation of industry trends, review and evaluation of loans identified as having loss potential, and quarterly review by the Manager's loan committee.

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operation purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will manage the Company's affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement the maximum amount of management fees the manager was entitled to receive during the six months ended June 30, 2001 was $91,388. For the six months ended, the Company paid the Manager approximately $7,000 in management fees.

During the six months ended June 30, 2001, cash flows provided by operating activities approximated $4.0 million. Investing activities consisted of investment in loans secured by real estate in the amount of $58.4 million (net of proceeds from payoffs of mortgage loans), and investment in certificate of deposits of $1.8 million. Financing activities consisted of proceeds from the sale of units in the amount of $59.2 million, and distributions of $3.2 million (net of reinvestments).

The Company will rely upon the cash flow from operations to provide for its capital requirements. The Manager believes that cash generated from operations will be sufficient to provide for its capital requirements for at least the next 12 months.

At June 30, 2001, the Company had $114 thousand in cash, $3.0 million in certificates of deposit and $102 million in total assets. On the same date, total liabilities approximated $83 thousand. Accordingly, it appears the Company has sufficient working capital to meet its operating needs in the near term.

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

Most of the Company's assets consist of investments in mortgage loans. At June 30, 2001, the Company's aggregate investment in mortgage loans was approximately $97,794,000 with a weighted average effective interest rate of 13.70%. These mortgage loans have a term of 6 months to 5 years. All of the outstanding mortgage loans at June 30, 2001 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. Most of the mortgage loans do not have prepayment penalties.

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

For the six months ended June 30, 2001, the Company invested $1,800,000 in certificates of deposit and other short-term deposit accounts. The Company anticipates that at least 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short term nature.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The registration statement (Commission file number 333-32800) registering up to 10,000,000 of the Company's units valued at $100,000,000, with the Securities and Exchange Commission became effective on August 23, 2000. The offering of the Company's units commenced on September 1, 2000. As of June 30, 2001, the Company had sold all units available from the offering. There is no public trading market for the Company's units. The Company's units are sold where permitted by the Manager and/or by Vestin Capital, Inc., a registered broker/dealer. Investors in the Company must satisfy applicable state requirements in order to purchase units in the Company.

In exchange for services provided by the Manager, it has received approximately $7,000 in management fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter 2001.

ITEM 5. OTHER INFORMATION

On June 29, 2001, Vestin Fund I, LLC (the "Company") filed an amendment to its Articles of Organization which changed the name of the Company from "DM Mortgage Investors, LLC" to "Vestin Fund I, LLC."

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

VESTIN FUND I, LLC

By: Vestin Mortgage, Inc., its sole manager

    By: /s/ Lance K. Bradford
        -------------------------------------
        Lance K. Bradford
        Director, Secretary and Treasurer
        (Chief Accounting Officer of the
        Manager and Duly Authorized Officer)

Dated: July 31, 2001