Form 10-Q
period 2001-09-30
VESTIN FUND I LLC
filed 2001-11-14
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Transition Period From ______ To ______


                        COMMISSION FILE NUMBER 333-32800


                               VESTIN FUND I, LLC
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

As of October 31, 2001, the Issuer had 10,176,454 of its Units outstanding.

ITEM 1. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Balance sheets as of September 30, 2001 (unaudited) and
December 31, 2000                                                            3
Statements of income for the three and nine months ended
September 30, 2001 (unaudited) and 2000 (unaudited)                          4
Statement of members' equity (unaudited)                                     5
Statements of cash flows for the nine months ended
September 30, 2001 (unaudited) and 2000 (unaudited)                          6
Notes to financial statements                                                7

                               VESTIN FUND I, LLC

                                 BALANCE SHEETS



                                              September 30, 2001    December 31,
                                                  (Unaudited)           2000
                                                 ------------       ------------
                                     ASSETS
  Cash                                           $    398,262       $    370,304
  Certificates of deposit                           3,000,000          1,200,000
  Due from Managing Member                             92,766            199,396
  Interest and other receivables                    1,080,885            491,122
  Investment in mortgage loans                     97,448,801         39,376,619
                                                 ------------       ------------

Total assets                                     $102,020,714       $ 41,637,441
                                                 ============       ============

                        LIABILITIES AND MEMBERS' EQUITY

Liabilities
  Distribution payable to Managing Member        $     92,316       $         --
  Deferred revenues                                        --            256,230
                                                 ------------       ------------
Total liabilities                                      92,316            256,230

Members' equity                                   101,928,398         41,381,211
                                                 ------------       ------------
     Total members' equity                        101,928,398         41,381,211
                                                 ------------       ------------

     Total liabilities and members' equity       $102,020,714       $ 41,637,441
                                                 ============       ============

The accompanying notes are an integral part of these statements

                               VESTIN FUND I, LLC

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                              For the three months ended         For the nine months ended
                                                                    September 30,                      September 30,
                                                             ----------------------------      ----------------------------
                                                                 2001             2000            2001              2000
                                                             -----------      -----------      -----------      -----------
Revenues
  Interest income from investment in mortgage loans          $ 3,303,156      $    92,473      $ 7,759,725      $    92,473
  Loan origination fees                                           82,808               --          256,230               --
  Other interest income                                           32,502           33,249          124,287           33,249
                                                             -----------      -----------      -----------      -----------

     Total revenues                                            3,418,466          125,722        8,140,242          125,722

Operating expenses
  Management fees to Managing Member                                  --               --            7,184               --
  Other                                                               93               95           46,088               95
                                                             -----------      -----------      -----------      -----------

     Total operating expenses                                         93               95           53,272               95
                                                             -----------      -----------      -----------      -----------

Net income                                                   $ 3,418,373      $   125,627      $ 8,086,970      $   125,627
                                                             ===========      ===========      ===========      ===========

Net income allocated to members                              $ 3,418,373      $   125,627      $ 8,086,970      $   125,627
                                                             ===========      ===========      ===========      ===========

Net income allocated to members per weighted
  average membership units (a)                               $      0.34      $      0.08      $      1.02      $      0.08
                                                             ===========      ===========      ===========      ===========

Weighted average membership units (a)                        $10,160,200      $ 1,523,213      $ 7,942,536      $ 1,523,213
                                                             ===========      ===========      ===========      ===========

(a) The weighted average number of members' units for the three and nine months ended September 30, 2000 is calculated based upon the daily number of outstanding units beginning on September 1, 2000, commencement date of operations.

The accompanying notes are an integral part of these statements

                               VESTIN FUND I, LLC

                          STATEMENT OF MEMBERS' EQUITY

                                                             UNITS               AMOUNT
                                                         -------------       -------------
Members' equity at December 31, 2000 (Audited)               4,173,991       $  41,381,211
Issuance of units (net of offering costs)                    5,938,657          59,176,786
Distributions of investment                                    (75,803)           (758,033)
Distributions of income                                             --          (7,262,306)
Reinvestments of distributions                                 139,609           1,396,086
Declared distribution to Managing Member                            --             (92,316)
Net income                                                          --           8,086,970
                                                         -------------       -------------
Members' equity at September 30, 2001 (Unaudited)           10,176,454       $ 101,928,398
                                                         =============       =============

The accompanying notes are an integral part of this statement

                               VESTIN FUND I, LLC

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               For the nine months ended September 30,
                                                               ---------------------------------------
                                                                   2001                       2000
                                                               ------------               ------------
Cash flows from operating activities:
  Net income                                                   $  8,086,970               $    125,627
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Change in due from Managing Member                             106,630                    (46,845)
     Change in interest and other receivables                      (589,763)                   (91,175)
     Change in due to Managing Member                                    --                        501
     Change in deferred revenues                                   (256,230)                    42,941
                                                               ------------               ------------
          Net cash provided by operating activities               7,347,607                     31,049

Cash flows from investing activities:
   Purchase of investments in mortgage loans                    (92,791,846)                  (550,000)
   Proceeds from loan payoffs                                    34,719,664                         --
   Investment in certificates of deposit                         (1,800,000)               (13,265,450)
                                                               ------------               ------------
          Net cash used by investing activities                 (59,872,182)               (13,815,450)

Cash flows from financing activities:
   Proceeds from issuance of membership units                    59,176,786                 19,634,351
   Members' distributions of investment                            (758,033)                        --
   Members' distributions of income                              (5,866,220)                        --
                                                               ------------               ------------
          Net cash provided by financing activities              52,552,533                 19,634,351
                                                               ------------               ------------
Net increase in cash                                                 27,958                  5,849,950

Cash, beginning of period                                           370,304                         --
                                                               ------------               ------------

Cash, end of period                                            $    398,262                  5,849,950
                                                               ============               ============
Supplemental disclosures of cash flows information:
  Non-cash financing activities:
  Conversion of deferred offering costs
    to membership units                                        $    201,666               $    688,370
                                                               ============               ============

  Reinvestment of members' distributions                       $  1,396,086               $         --
                                                               ============               ============

    Declared distribution to the Managing Member               $     92,316               $         --
                                                               ============               ============

The accompanying notes are an integral part of these statements

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   ORGANIZATION

          Vestin Fund I, LLC, a Nevada Limited Liability Company, (the Company) is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 14, 1999 (date of formation) and will continue until December 31, 2019 unless dissolved prior thereto or extended by vote of members in accordance with the provisions of the Company's Operating Agreement. On July 9, 2001, the Company changed its name from DM Mortgage Investors, LLC to Vestin Fund I, LLC.

          Prior to September 1, 2000, the Company was a development stage company. On August 23, 2000, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 units at $10 per unit. The Company commenced operations on September 1, 2000. By June 2001, the Company had sold all of the 10,000,000 units offered pursuant to the Company's registration statement. No additional units will be sold, however current members may continue to participate in the Company's Distribution Reinvestment Plan whereby the member's distribution may be applied to purchase additional units at $10.00 per unit.

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

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     * all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     * intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
     * goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     * effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     * all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company' financial position or results of operations.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


NOTE B - INVESTMENT IN MORTGAGE LOANS

Investment in mortgage loans as of September 30, 2001 are as follows:

                                     Number                       Weighted
   Loan                               of                           Average          Fund         Loan
   Type                              Loans         Balance      Interest Rate    Percentage    To Value
   ----                              -----         -------      -------------    ----------    --------
Acquisition and development            9        $34,198,763         12.75%         35.10%        53.10%
Bridge                                 5          8,653,896         14.12%          8.88%        39.86%
Commercial                             8         11,932,512         13.95%         12.24%        47.47%
Construction                          11         21,159,358         14.01%         21.71%        44.40%
Land                                   4         18,049,571         14.17%         18.52%        25.65%
Residential                            2          3,454,701          9.94%          3.55%        64.42%
                                                 -----------        ------         ------        ------

                                                 $97,448,801         13.82%        100.00%        42.89%
                                                 ===========        ======         ======        ======

    Type                                     Balance                 Percentage
    ----                                     -------                 ----------
First mortgages                           $97,198,801                   99.74%
Second mortgages                              250,000                    0.26%
                                          -----------                  ------
                                          $97,448,801                  100.00%
                                          ===========                  ======

The following is a schedule of maturities of investment in mortgage loans as of September 30, 2001 for the years ended December 31,:

     2001                                 $ 47,789,922
     2002                                   46,997,329
     2003                                           --
     2004                                           --
     2005                                    2,336,849
     2006                                      324,701
                                          ------------
                                          $ 97,448,801
                                          ============

The following is a schedule by geographic location of investment in mortgage loans as of September 30, 2001:

                                                                         Fund
                                                  Balance             Percentage
                                                  -------             ----------
Arizona                                         $        --              0.00%
California                                       15,475,711             15.88%
Hawaii                                            9,463,911              9.71%
Louisiana                                         1,789,249              1.84%
New Mexico                                        1,157,504              1.19%
Nevada                                           25,084,751             25.73%
Oregon                                            4,238,564              4.35%
Texas                                            30,653,103             31.46%
Utah                                              7,986,008              8.20%
Washington                                        1,600,000              1.64%
                                                -----------            ------
                                                $97,448,801            100.00%
                                                ===========            ======

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


NOTE B - INVESTMENT IN MORTGAGE LOANS (CONTINUED)

As of September 30, 2001, substantially all mortgage loan payments are current and all loans are performing in accordance with their terms. Accordingly, the Company's managing member has concluded that an allowance for loan losses is not deemed necessary.

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential. The effective interest rates on all product categories are similar, ranging from 8% to 15%. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates, the Company does not report revenues by product type.

NOTE C - REVOLVING LINE OF CREDIT

The Company has a revolving line of credit, which provides for borrowing up to $400,000. There is no outstanding balance as of September 30, 2001. The line of credit, which is secured by the Company's certificates of deposit, is payable in monthly installments of interest only at 7.25%, maturing June 25, 2002.

NOTE D - DISTRIBUTION PAYABLE TO MANAGING MEMBER

During September 2001, the Company declared a distribution totaling $92,316 to the Managing Member based upon historical yields of distributions during the nine months ended September 30, 2001 made to the other members. The Company has not made any distributions to the Managing Member to date.

NOTE E - SUBSEQUENT EVENT

During the quarter ended September 30, 2001, The Company determined that certain distributions were not made in previous quarters to the Managing Member whom is a unit holder in the fund. Therefore, the Company will amend each of the 10-Q's for the quarters ended March 31, 2001 and June 30, 2001 to record distributions not previously recorded. The effect for quarter ended March 31, 2001 will be a reduction in members' equity by $27,711 and an increase in distributions payable for the same amount. The effect for the quarter ended June 30, 2001 will be a reduction in members' equity by $31,180 and an increase in distributions payable for the same amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Vestin Fund I, LLC (the "Company") was organized in December 1999 as a Nevada limited liability company for the purpose of investing in mortgage loans. The Company invests in loans secured by real estate through deeds of trust and mortgages. Prior to September 1, 2000, the Company was a development stage company.

The Company's manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (the "Manager"). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the NASDAQ under the ticker symbol "VSTN."

The following financial review and analysis is the Company's financial condition and results of operations for the three and nine-month period ended September 30, 2001. Prior to September 1, 2000, the Company was a development stage company with no operational activities. This information should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the annual Form 10-K for the year ended December 31, 2000.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management's Discussion and Analysis of Financial
Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

OVERVIEW

The Company commenced operations on September 1, 2000. Accordingly, it is not meaningful to compare results of operations for the three and nine month periods ending September 30, 2001 with the comparable periods in 2000. The Company completed the sale of its units in June 2001, raising gross proceeds of $100 million. No additional units will be sold, however current members may continue to participate in the Company's Distribution Reinvestment Plan whereby the member's distribution may be applied to additional units at $10.00 per unit. Additionally, the Company issued 100,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf.

SUMMARY OF FINANCIAL RESULTS

                                          Three months ended   Nine months ended
                                          September 30, 2001  September 30, 2001
                                          ------------------  ------------------
Total revenues                                $ 3,418,466         $ 8,140,242
Total expenses                                         93              53,272
                                              -----------         -----------
Net income                                    $ 3,418,373         $ 8,086,970
                                              ===========         ===========

Earnings per unit:
Net income allocated to members per
  weighted average membership units           $      0.34         $      1.02
Annualized net interest yield to members (a)         13.5%               13.6%
Weighted average membership units              10,160,200           7,942,536

(a) The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of September 30, 2001 divided by 9 (number of months from January 2001 through September 2001) and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Net income for the three months ended September 30, 2001 was derived primarily from interest income on mortgage loans approximating $3.3 million, interest income of approximately $33 thousand earned on cash and cash equivalents held at bank institutions and approximately $83 thousand from mortgage origination fees earned.

Net income for the nine months ended September 30, 2001 was derived primarily from interest income on mortgage loans approximating $7.8 million, interest income of approximately $124 thousand earned on cash and cash equivalents held at bank institutions and $256 thousand from mortgage origination fees earned.

INVESTMENT IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of September 30, 2001, the Company invested in mortgage loans secured by real estate approximating $97,449,000. Such loans consisted of thirty-nine (39) loans of which thirty-eight (38) loans are secured through first deeds of trust and one (1) loan is secured through a second deed of trust. The following is a summary of the Company's mortgage loan borrowers as of September 30, 2001:


Andre Tatibouet               Gary A. Wexler                 Ranco Capital, LLC
Arroyo Heights                Golden Nugget Holdings         Red Hills Oasis
Art Collection, Inc.          Harry Shull                    RTA Desert, Inc.
Arvis Forest                  HHG Partners                   South Mountain, LLC
Aston - Nevada Limited        Horizon Homes, Inc.            Talle Hoe, Inc.
Bridge Aina Le'a, LLC         Intercapital of Texas, Inc.    The Ranches
Brugnara Properties V, LLC    Lakeside Village, LLC          Wedgewood Partners
California Property Inv.      Las Vegas & Lamb, Ltd.
Car Spa Norco                 LV RV Resort LLC
Custom Stone, LTD             Malibu Development
David Weckerly, Inc.          MDS Development, LLC
Enchantment II, LLC           Mesquite 643 LLC
Falcon Hospitality            Micon Office Condos

As of September 30, 2001, investment in loans secured by real estate are invested in loans with a weighted average interest yield of 13.82% maturing within the next one to fifty-eight (58) months.

Losses may be expected to occur when funding mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that the Company's loans may become uncollectible, in whole or in part, is a matter of professional judgment. Conventional lenders such as traditional banks and savings and loan institutions are subject to federal and state regulations that require such lenders to perform ongoing analyses of their loan portfolios, loan to value ratios, reserves, etc., and to obtain current information regarding their borrowers and the securing properties. As a non-conventional lender, the Company is not subject to such regulations and has not adopted these practices. Rather, in connection with the quarterly and annual closing of the Company's accounting records and the preparation of the Company's financial statements, the Manager evaluates investments in mortgage loans and determines whether the allowance for loan losses is adequate to cover the Company's potential losses. As of September 30, 2001 the Manager determined that no allowance for loan losses was necessary.

The Manager's professional judgment of the adequacy of allowance for loan losses may include: considerations of economic conditions, borrower's financial condition, evaluation of industry trends, review and evaluation of loans identified as having loss potential, and quarterly review by the Manager's loan committee.

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operation purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company's affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement the maximum amount of management fees the manager was entitled to receive during the nine months ended September 30, 2001 was approximately $148,900.

During the nine months ended September 30, 2001, cash flows provided by operating activities approximated $7.3 million. Investing activities consisted of investment in loans secured by real estate in the amount of $58.1 million (net of proceeds from payoffs of mortgage loans), and investment in certificate of deposits of $1.8 million. Financing activities consisted of proceeds from the sale of units in the amount of $59.2 million, and distributions of $6.6 million (net of reinvestments).

The Company will rely upon the cash flow from operations to provide for its capital requirements. The Manager believes that cash generated from operations will be sufficient to provide for its capital requirements for at least the next 12 months.

At September 30, 2001, the Company had $398 thousand in cash, $3.0 million in certificates of deposit and $102 million in total assets. On the same date, the Company had no liabilities. Accordingly, it appears the Company has sufficient working capital to meet its operating needs in the near term.

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

Most of the Company's assets consist of investments in mortgage loans. At September 30, 2001, the Company's aggregate investment in mortgage loans was approximately $97,449,000 with a weighted average effective interest rate of 13.82%. These mortgage loans have a term of 6 months to 5 years. All of the outstanding mortgage loans at September 30, 2001 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. Most of the mortgage loans do not have prepayment penalties.

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

For the nine months ended September 30, 2001, the Company invested an additional $1,800,000 in certificates of deposit and other short-term deposit accounts for a total of $3,000,000. The Company anticipates that at least 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short term nature.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter 2001.

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

Dated: November 13, 2001