Form 10-Q/A
period 2001-03-31
VESTIN FUND I LLC
filed 2001-12-14
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

ITEM 1. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Balance Sheets as of March 31, 2001 (unaudited) and
 December 31, 2000..........................................................  3

Statements of Income for the Three Months Ended
 March 31, 2001 and 2000 (unaudited)........................................  4

Statement of Members' Equity (unaudited)....................................  5

Statements of Cash Flows for the Three Months ended
 March 31, 2001 and 2000 (unaudited)........................................  6

Notes to Financial Statements...............................................  7

                               VESTIN FUND I, LLC

                                 BALANCE SHEETS


                                              March 31, 2001   December 31, 2000
                                               (Unaudited)         (Audited)
                                              --------------   -----------------
                                               (Restated)
                                     ASSETS

Cash                                            $   815,499        $   370,304
Certificates of deposit                           1,675,000          1,200,000
Due from Managing Member                            172,014            199,396
Interest and other receivables                      628,249            491,122
Investment in mortgage loans                     60,013,923         39,376,619
                                                -----------        -----------
                                                $63,304,685        $41,637,441
                                                ===========        ===========

                         LIABILITIES AND MEMBERS' EQUITY

Liabilities
  Distribution payable to Managing Member       $    27,711        $        --
  Deferred revenues                             $   169,520        $   256,230
                                                -----------        -----------
       Total liabilities                            197,231            256,230
                                                -----------        -----------
Members' equity - authorized 10,000,000 units;
 6,327,479 and 4,173,991 units issued and
 outstanding at $10 per unit at March 31, 2001
 and December 31, 2000, respectively             63,107,454         41,381,211
                                                -----------        -----------
       Total members' equity                     63,107,454         41,381,211
                                                -----------        -----------
       Total liabilities and members' equity    $63,304,685        $41,637,441
                                                ===========        ===========

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2001              2000
                                                    ----------        ----------
                                                      (Restated)
REVENUES
  Interest income from investment in
   mortgage loans                                   $1,646,508        $        0
  Loan origination fees                                 86,711                 0
  Other interest income                                 43,023                 0
                                                    ----------        ----------

       Total revenues                                1,776,242                 0
                                                    ----------        ----------
OPERATING EXPENSES
  Management fees to Managing Member                     7,184                 0
  Other                                                 21,125                 0
                                                    ----------        ----------

       Total operating expenses                         28,309                 0
                                                    ----------        ----------

NET INCOME                                          $1,747,933        $        0
                                                    ==========        ==========

Net income allocated to members                     $1,747,933        $        0
                                                    ==========        ==========
Net income allocated to members per weighted
 average membership units                           $      .34        $        0
                                                    ==========        ==========

Weighted average membership units                    5,089,337           115,500
                                                    ==========        ==========

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                          STATEMENT OF MEMBERS' EQUITY

                                   (RESTATED)

                                                    Units             Amount
                                                 ------------      ------------

Members' equity at December 31, 2000 (Audited)     4,173,991       $ 41,381,211

Issuance of units (net of offering costs)          2,129,312         21,247,826

Distributions                                             --         (1,483,568)

Reinvestments of distributions                        24,176            241,763

Declared distribution to Managing Member                  --            (27,711)

Net income                                                --          1,747,933
                                                  ----------       ------------

Members' equity at March 31, 2001 (unaudited)      6,327,479       $ 63,107,454
                                                  ==========       ============

The accompanying notes are an integral part of this statement.

                               VESTIN FUND I, LLC

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      2001              2000
                                                  ------------      ------------
                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $  1,747,933      $          0
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Decrease in due from Managing Member                27,382                 0
    Increase in interest and other receivables        (137,127)                0
    Decrease in deferred revenues                      (86,710)                0
                                                  ------------      ------------

       Net cash provided by operating activities     1,551,478                 0
                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments in mortgage loans        (21,720,458)                0
  Proceeds from loan payoff                          1,083,154                 0
  Investment in certificates of deposit               (475,000)                0
                                                  ------------      ------------

       Net cash used in investing activities       (21,112,304)                0
                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of membership units        21,247,826                 0
  Members' distribution reinvestments                  241,763                 0
  Members' distributions                            (1,483,568)                0
                                                  ------------      ------------

       Net cash provided by financing activities    20,006,021                 0
                                                  ------------      ------------

NET INCREASE IN CASH                                   445,195                 0

CASH, BEGINNING                                        370,304                 0
                                                  ------------      ------------

CASH, ENDING                                      $    815,499      $          0
                                                  ============      ============
Supplemental Non-Cash Financing Activities:
  Declared distribution to Managing Member        $     27,711      $          0
                                                  ============      ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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
                                                  ===========          ======

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

     The following is a schedule of maturities of investment in mortgage loans as of March 31, 2001 for the following years ending December 31:

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

NOTE D - RESTATEMENT

     During September 2001, the Company declared a distribution to the Managing Member based upon historical yields of distributions during the nine months ended September 30, 2001 made to the other members. As of March 31, 2001, the Managing Member had a weighted average membership units in the Company of approximately 83,000 units. The Company has not made any distributions to the Managing Member to date. Accordingly, the Company has reflected the declared distribution in the periods the Managing Member was entitled to receive such distributions since similar distributions were made to other members in those periods. Therefore, the Company has recorded a distribution payable totaling $27,711 as of March 31, 2001 for distributions of the same amount entitled to for the three months ended March 31, 2001.

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

SUMMARY OF FINANCIAL RESULTS

                                                           For the Quarter Ended
                                                               March 31, 2001
                                                               --------------
Total revenues                                                   $1,776,000
Total expenses                                                   $   28,000
Net income                                                       $1,748,000
Earnings per unit:
  Net income allocated to members per weighted
   average membership units                                      $      .34
  Annualized net interest yield to members (a)                        13.74%
  Weighted average membership units                               5,089,337

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

Andre Tatibouet               Enchantment Condos             Red Hills Oasis
Art Collection, Inc.          Golden Nugget Holdings         RTA Desert, Inc.
Arvada Ranch LLC              HHG Partners                   South Mountain, LLC
Bridge Aina Le'a, LLC         Intercapital of Texas, Inc.    Sunset-Pecos LP
Brugnara Properties V, LLC    Lakeside Village, LLC          The Ranches
California Property Inv.      LV RV Resort LLC
Car Spa Norco                 Malibu Development
Corona Partnership            Mesquite 643 LLC
Donald Zeiter                 Peace Plaza LLC
Emerald Suites, LLC           Q Summerlin

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

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operation purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will manage the Company's affairs. The Manager may elect to receive an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement the maximum amount of management fees the Manager was entitled to receive in the first quarter of 2001 was $32,000. As of March 31, 2001, the Manager elected to receive $7,200 in management fees.

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

Most of the Company's assets consist of investments in mortgage loans. For the three month period ended March 31, 2001, the Company's aggregate investment in mortgage loans was $60,014,000 with a weighted average effective interest rate of 13.87%. These mortgage loans have a term of 1 to 2 years. All of the outstanding mortgage loans at March 31, 2001 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. Most of the mortgage loans do not have prepayment penalties.

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

In exchange for services provided by the Manager, it has received approximately $7,200 in management fees during the first fiscal quarter of 2001. The Company also credited the Manager with 4,500 units valued at $45,000 for offering expenses paid by the Manager to nonaffiliates on behalf of the Company.

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

Dated: December 11, 2001