Form 10-Q/A
period 2001-06-30
VESTIN FUND I LLC
filed 2001-12-14
CIK 1108948

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

ITEM 1. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Balance sheets as of June 30, 2001 (unaudited) and December 31, 2000......    3

Statements of income for the three and six months ended June 30, 2001
 (unaudited) and 2000 (unaudited) ........................................    4

Statement of members' equity (unaudited)..................................    5

Statements of cash flows for the six months ended June 30, 2001
 (unaudited) and 2000 (unaudited) ........................................    6

Notes to financial statements.............................................    7

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)

                                  BALANCE SHEET


                                             June 30, 2001     December 31, 2000
                                              (Unaudited)          (Audited)
                                              ------------        ------------
                                               (Restated)
                                     ASSETS

Cash                                          $    114,343        $    370,304
Certificates of deposit                          3,000,000           1,200,000
Due from Managing Member                           147,823             199,396
Interest and other receivables                   1,041,602             491,122
Investment in mortgage loans                    97,794,230          39,376,619
                                              ------------        ------------

     Total assets                             $102,097,998        $ 41,637,441
                                              ============        ============

                        LIABILITIES AND MEMBERS' EQUITY

Liabilities
  Distribution payable to Managing Member     $     58,891        $         --
  Deferred revenues                                 82,807             256,230
                                              ------------        ------------
     Total liabilities                             141,698             256,230

Members' equity                                101,956,300          41,381,211
                                              ------------        ------------
     Total members' equity                     101,956,300          41,381,211
                                              ------------        ------------

     Total liabilities and members' equity    $102,097,998        $ 41,637,441
                                              ============        ============

The accompanying notes are an integral part of these statements

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      For the three months ended     For the six months ended
                                                                June 30,                     June 30,
                                                        -----------------------       ----------------------
                                                           2001          2000            2001         2000
                                                        ----------     --------       ----------     -------
Revenues
  Interest income from investment in mortgage loans     $2,810,061     $     --       $4,456,569    $     --
  Loan origination fees                                     86,711           --          173,422          --
  Other interest income                                     48,762           --           91,785          --
                                                        ----------     --------       ----------    --------

      Total revenues                                     2,945,534           --        4,721,776          --

Operating expenses
  Management fees to Managing Member                            --           --            7,184          --
  Other                                                     24,870           --           45,995          --
                                                        ----------     --------       ----------    --------

      Total operating expenses                              24,870           --           53,179          --
                                                        ----------     --------       ----------    --------

Net income                                              $2,920,664     $     --       $4,668,597    $     --
                                                        ==========     ========       ==========    ========

Net income allocated to members                         $2,920,664     $     --        4,668,597    $     --
                                                        ==========     ========       ==========    ========
Net income allocated to members per weighted
 average membership units                               $     0.34     $     --       $     0.68    $     --
                                                        ==========     ========       ==========    ========

Weighted average membership units                        8,626,200      115,500        6,867,539     115,500
                                                        ==========     ========       ==========    ========

The accompanying notes are an integral part of these statements

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)

                          STATEMENT OF MEMBERS' EQUITY
                                   (RESTATED)
                                   (UNAUDITED)

                                                   Units              Amount
                                                 ----------       -------------

Members' equity at December 31, 2000 (Audited)    4,173,991       $  41,381,211

Issuance of units (net of offering costs)         5,933,564          59,176,787

Distributions                                            --          (3,956,853)

Reinvestments of distributions                       74,545             745,449

Declared distribution to Managing Member                 --             (58,891)

Net income                                               --           4,668,597
                                                 ----------       -------------

Members' equity at June 30, 2001 (Unaudited)     10,182,100       $ 101,956,300
                                                 ==========       =============

The accompanying notes are an integral part of this statement

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the six months ended June 30,
                                                          ---------------------------------
                                                              2001                   2000
                                                          ------------            ---------
                                                           (RESTATED)
Cash flows from operating activities:
  Net income                                              $  4,668,597            $      --
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Decrease in due from Managing Member                       51,573                   --
     Increase in interest and other receivables               (550,480)                  --
     Decrease in deferred revenues                            (173,423)                  --
                                                          ------------            ---------
          Net cash provided by operating activities          3,996,267                   --

Cash flows from investing activities:
  Purchase of investments in mortgage loans                (71,330,693)                  --
  Proceeds from loan payoffs                                12,913,082                   --
  Investment in certificates of deposit                     (1,800,000)                  --
                                                          ------------            ---------
          Net cash used by investing activities            (60,217,611)                  --

Cash flows from financing activities:
  Proceeds from issuance of membership units                59,176,787                   --
  Members' distribution reinvestments                          745,449                   --
  Members' distributions                                    (3,956,853)                  --
                                                          ------------            ---------
          Net cash provided by financing activities         55,965,383                   --
                                                          ------------            ---------

Net decrease in cash                                          (255,961)                  --

Cash, beginning of period                                      370,304                   --
                                                          ------------            ---------

Cash, end of period                                       $    114,343            $      --
                                                          ============            =========
Supplemental Non-Cash Financing Activities:
  Declared distribution to Managing Member                $     58,891            $      --
                                                          ============            =========

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

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE B - INVESTMENT IN MORTGAGE LOANS

     Investment in mortgage loans as of June 30, 2001 are as follows:

         Bridge                                     $14,500,714           14.83%
         Commercial                                  14,550,679           14.88%
         Construction                                20,119,000           20.57%
         Acquisition and development                 34,291,983           35.07%
         Land                                        14,331,854           14.65%
         Residential                                         --            0.00%
                                                    -----------          ------

                                                    $97,794,230          100.00%
                                                    ===========          ======

         First mortgages                            $97,318,538           99.51%
         Second mortgages                               475,692            0.49%
                                                    -----------          ------

                                                    $97,794,230          100.00%
                                                    ===========          ======

     The following is a schedule of maturities of investment in mortgage loans as of June 30, 2001 for the following years ended December 31:

         2001                                       $62,584,205
         2002                                        32,545,025
         2003                                                --
         2004                                                --
         2005                                         2,340,000
         2006                                           325,000
                                                    -----------

                                                    $97,794,230
                                                    ===========

     The following is a schedule by geographic location of investment in mortgage loans as of June 30, 2001:

         Arizona                                     $3,500,000            3.58%
         California                                  15,416,090           15.76%
         Hawaii                                       9,457,485            9.67%
         Louisiana                                    1,768,269            1.81%
         New Mexico                                     923,000            0.94%
         Nevada                                      29,823,293           30.50%
         Oregon                                       4,785,450            4.89%
         Texas                                       20,504,928           20.97%
         Utah                                        10,015,715           10.24%
         Washington                                   1,600,000            1.64%
                                                    -----------          ------

                                                    $97,794,230          100.00%
                                                    ===========          ======

                               VESTIN FUND I, LLC
                 (FORMERLY KNOWN AS DM MORTGAGE INVESTORS, LLC)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE B - INVESTMENT IN MORTGAGE LOANS (continued)

     As of June 30, 2001, all mortgage loan payments are current and all loans are performing in accordance with their terms. Accordingly, the Company's management estimates that an allowance for loan losses is not deemed necessary.

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

NOTE C - REVOLVING LINE OF CREDIT

     The Company has a revolving line of credit, which provides for borrowing up to $400,000. There was no outstanding balance as of June 30, 2001. The line of credit, which is secured by the Company's certificates of deposit, is payable in monthly installments of interest only at 7.25%, maturing June 25, 2002.

NOTE D - RESTATEMENT

     During September 2001, the Company declared a distribution to the Managing Member based upon historical yields of distributions during the nine months ended September 30, 2001 made to the other members. As of June 30, 2001, the Managing Member had a weighted average membership units in the Company of approximately 89,000 units. The Company has not made any distributions to the Managing Member to date. Accordingly, the Company has reflected the declared distribution in the periods the Managing Member was entitled to receive such distributions since similar distributions were made to other members in those periods. Therefore, the Company has recorded a distribution payable totaling $58,891 as of June 30, 2001 for distributions of $31,180 and $27,711 entitled to for the three months ended June 30, 2001 and March 31, 2001, respectively.

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

                          SUMMARY OF FINANCIAL RESULTS

                                                Three months ended      Six months ended
                                                   June 30, 2001         June 30, 2001
                                                   -------------         -------------
Total revenues                                       $2,946,000            $4,722,000
Total expenses                                          $25,000            $   53,000
Net income                                           $2,921,000            $4,669,000
Earnings per unit:
  Net income allocated to members per
  weighted average membership units                  $     0.34            $     0.68
Annualized net interest yield to members (a)              13.54%                13.60%
Weighted average membership units                     8,626,200             6,867,539

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

Andre Tatibouet                         Enchantment II, LLC                        MDS Development, LLC
Arroyo Heights                          Falcon Hospitality                         Mesquite 643 LLC
Art Collection, Inc.                    Gary A. Wexler                             Q Summerlin
Arvada Ranch LLC                        Golden Nugget Holdings                     Ranco Capital, LLC
Aston - Nevada Limited                  Harry Shull                                Red Hills Oasis
Bloomfield Hills Dev. Grp.              HHG Partners                               RTA Desert, Inc.
Bridge Aina Le'a, LLC                   Horizon Homes, Inc.                        South Mountain, LLC
Brugnara Properties V, LLC              Intercapital of Texas, Inc.                Sunset-Pecos LP
California Property Inv.                La Jolla Plaza LLC                         Talle Hoe, Inc.
Car Spa Norco                           Lakeside Village, LLC The Ranches
Corona Partnership                      Las Vegas Lodging Dev. LLC
Custom Stone, LTD                       Las Vegas & Lamb, Ltd.
David Weckerly, Inc.                    LV RV Resort LLC
Emerald Suites, LLC                     Malibu Development

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1      Articles of Organization*
     10.1     Operating Agreement*
     11       Statement re: computation of per share earnings*

----------
* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND I, LLC


By: Vestin Mortgage, Inc., its sole manager


    By: /s/ Lance K. Bradford
      ---------------------------------------
      Lance K.  Bradford
      Director, Secretary and Treasurer
      (Chief Accounting Officer of the Manager
      and Duly Authorized Officer)


Dated: December 11, 2001