Form 10-Q
period 2002-03-31
VESTIN FUND I LLC
filed 2002-05-15
CIK 1108948

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (MARK ONE)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     Transition Period From ______ To ______

                        COMMISSION FILE NUMBER 333-32800


                               VESTIN FUND I, LLC
             (Exact Name of Registrant as Specified in Its Charter)


                    NEVADA                                 88-0446244
    -------------------------------                    -------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


            2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA 89102
               (Address Of Principal Executive Offices) (Zip Code)


                   Registrant's Telephone Number: 702.227.0965


--------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]   No [ ]


As of April 30, 2002, the Issuer had 10,258,896 of its Units outstanding.

ITEM 1.         FINANCIAL STATEMENTS



                                                                                                                 PAGE

           Balance sheets as of March 31, 2002 (unaudited) and December 31, 2001....................................3

           Statements of income for the three months ended March 31, 2002 (unaudited)
             and 2001 (unaudited)...................................................................................4

           Statement of members' equity for the three months ended March 31, 2002 (unaudited).......................5

           Statements of cash flows for the three months ended March 31, 2002 (unaudited)
             and 2001 (unaudited)...................................................................................6

           Notes to financial statements............................................................................7

                               VESTIN FUND I, LLC

                                 BALANCE SHEETS



                                               March 31, 2002      December 31,
                                                 (Unaudited)          2001
                                               --------------     ------------

                                     ASSETS

   Cash                                         $    450,789      $  1,256,750
   Short-term investment -- related party                 --           550,000
                                                ------------      ------------
       Total cash and cash equivalents               450,789         1,806,750

   Certificates of deposit                         3,000,000         2,450,000
   Interest and other receivables                  1,082,337         1,037,218
   Investment in mortgage loans                   98,020,146        97,228,156
   Other assets                                       43,560                --
                                                ------------      ------------
Total assets                                    $102,596,832      $102,522,124
                                                ============      ============

                        LIABILITIES AND MEMBERS' EQUITY

Liabilities
   Due to Managing Member, net                  $    210,562      $     66,525
                                                ------------      ------------
Total liabilities                                    210,562            66,525
Members' equity                                  102,386,270       102,455,599
                                                ------------      ------------
      Total liabilities and members'equity      $102,596,832      $102,522,124
                                                ============      ============


        The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                              STATEMENTS OF INCOME

                                   (Unaudited)



                                                          For the three months ended
                                                                   March 31,
                                                          ---------------------------
                                                              2002            2001
                                                          -----------      ----------
Revenues
   Interest income from investment in mortgage loans      $ 3,399,990      $1,646,508
   Other income                                                29,557         129,734
                                                          -----------      ----------
      Total revenues                                        3,429,547       1,776,242

Operating expenses
   Management fees to Managing Member                          62,101          31,981
   Other                                                          304          21,125
                                                          -----------      ----------
      Total operating expenses                                 62,405          53,106
                                                          -----------      ----------
Net income                                                $ 3,367,142      $1,723,136
                                                          ===========      ==========
Net income allocated to members                           $ 3,367,142      $1,723,136
                                                          ===========      ==========
Net income allocated to members per weighted
   average membership units                               $      0.33      $     0.34
                                                          ===========      ==========
Weighted average membership units                          10,246,023       5,089,337
                                                          ===========      ==========


        The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                          STATEMENT OF MEMBERS' EQUITY

                                   (Unaudited)



                                                For the three months
                                                ended March 31, 2002
                                          -------------------------------
                                             UNITS              AMOUNT
                                          -----------       -------------
Members' equity at December 31, 2001       10,238,488       $ 102,455,599
Distributions                                      --          (3,348,727)
Reinvestments of distributions                 71,572             715,720
Members' withdrawals                          (80,347)           (803,464)
Net income                                         --           3,367,142
                                          -----------       -------------
Members' equity at March 31, 2002          10,229,713       $ 102,386,270
                                          ===========       =============


         The accompanying notes are an integral part of this statement.

                               VESTIN FUND I, LLC

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                 For the three months ended
                                                                                           March 31,
                                                                              -------------------------------
                                                                                  2002               2001
                                                                              ------------       ------------
Cash flows from operating activities:

   Net income                                                                 $  3,367,142       $  1,723,136

   Adjustments to reconcile net income to net cash provided by operating activities:

      Change in due to Managing Member                                             144,037             52,179
      Change in interest and other receivables                                     (45,118)          (137,127)
      Change in other assets                                                       (43,560)           (86,710)
                                                                              ------------       ------------
            Net cash provided by operating activities                            3,422,501          1,551,478

Cash flows from investing activities:

   Purchase of investments in mortgage loans                                    (9,803,356)       (21,720,458)
   Proceeds from loan payoffs                                                    9,011,365          1,083,154
   Investment in certificates of deposit                                          (550,000)          (475,000)
                                                                              ------------       ------------
            Net cash used by investing activities                               (1,341,991)       (21,112,304)

Cash flows from financing activities:

   Proceeds from issuance of membership units                                           --         21,247,826
   Members' withdrawals                                                           (803,464)                --
   Distributions to Members, net of reinvestments                               (2,633,007)        (1,241,805)
                                                                              ------------       ------------
            Net cash provided (used) by financing activities                    (3,436,471)        20,006,021
                                                                              ------------       ------------
Net increase (decrease) in cash                                                 (1,355,961)           445,195
Cash beginning of period                                                         1,806,750            370,304
                                                                              ------------       ------------
Cash end of period                                                            $    450,789       $    815,499
                                                                              ============       ============

  Supplemental disclosures of cash flows information:

    Non-cash financing activities:
    Conversion of deferred offering costs
        to membership units                                                   $         --       $    843,619
                                                                              ============       ============
    Reinvestment of members' distributions                                    $    715,720       $    241,763
                                                                              ============       ============


        The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    ORGANIZATION

Vestin Fund I, LLC, a Nevada Limited Liability Company (the "Company"), is primarily engaged in the business of funding mortgage loans. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 14, 1999 (date of formation) and will continue until December 31, 2019 unless dissolved prior thereto or extended by vote of members in accordance with the provisions of the Company's Operating Agreement. On July 9, 2001, the Company changed its name from DM Mortgage Investors, LLC to Vestin Fund I, LLC. The Company does not operate as an "investment company" within the meaning of the Investment Company Act of 1940.

Prior to September 1, 2000, the Company was a development stage company. On August 23, 2000, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 units at $10 per unit. The Company commenced operations on September 1, 2000. By June 2001, the Company had sold all of the 10,000,000 units offered pursuant to the Company's registration statement. No additional units will be sold, however current members may continue to participate in the Company's Distribution Reinvestment Plan whereby the member's distribution may be used to purchase additional units at $10.00 per unit. As of March 31, 2002, an additional 297,312 units have been purchased under this plan.

The manager of the Company is Vestin Mortgage, Inc. (the "Manager" or "Managing Member"), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and is traded on the NASDAQ under the symbol "VSTN." The Operating Agreement provides that the Manager has exclusive control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with this Form 10-Q and the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 of the Company.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

2.    MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002



NOTE B - INVESTMENT IN MORTGAGE LOANS

Investment in mortgage loans are as follows:

March 31, 2002

                      Number
      Loan             of                           Average       Fund         Loan
      Type            Loans       Balance        Interest Rate  Percentage   To Value
-----------------   --------    -----------      -------------  ----------   --------
Acquisition
  and development       9       $23,684,556          14.14%       24.16%      52.96%
Bridge                  4        10,064,806          12.45%       10.27%      56.50%
Commercial             10        23,695,665          12.95%       24.17%      62.34%
Construction            8        27,336,970          14.38%       27.89%      57.50%
Land                    4        10,506,717          13.75%       10.72%      38.75%
Residential             2         2,731,432          11.00%        2.79%      63.50%
                                -----------          ------      -------      ------
                                $98,020,146          13.11%      100.00%      55.26%
                                ===========          ======      =======      ======


December 31, 2001

                     Number
      Loan             of                          Average       Fund         Loan
      Type            Loans      Balance        Interest Rate  Percentage   To Value
-----------------   --------   -----------      -------------  ----------   --------
Acquisition
  and development      9       $23,874,908          14.06%       24.56%      52.96%
Bridge                 4        13,013,056          14.00%       13.38%      53.50%
Commercial             9        24,158,627          12.92%       24.85%      65.68%
Construction           9        26,184,197          14.22%       26.93%      60.78%
Land                   2         7,000,000          14.00%        7.20%      41.00%
Residential            2         2,997,368          11.00%        3.08%      63.50%
                               -----------          ------      -------      ------
                               $97,228,156          13.37%      100.00%      55.24%
                               ===========          ======      =======      ======



March 31, 2002
                                                                             Fund
     Type                                          Balance                Percentage
-----------------                                -----------              ----------
First mortgages                                  $97,999,652                 99.98%
Second mortgages                                      20,494                  0.02%
                                                 -----------                -------
                                                 $98,020,146                100.00%
                                                 ===========                =======
December 31, 2001

     Type
-----------------
First mortgages                                  $97,228,156                100.00%
Second mortgages                                          --                  0.00%
                                                 -----------                -------
                                                 $97,228,156                100.00%
                                                 ===========                =======

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

NOTE B - INVESTMENT IN MORTGAGE LOANS (continued)

The following is a schedule of maturities of investment in mortgage loans as of March 31, 2002 for the years ended December 31,:

2002                                       $ 89,133,697
2003                                          7,021,403
2004                                                 --
2005                                          1,541,258
2006                                            323,788
                                           ------------
                                           $ 98,020,146
                                           ============

The following is a schedule by geographic location of investment in mortgage loans as of:

March 31, 2002
                                                                              Fund
                                                   Balance                 Percentage
                                                 -----------               ----------
Arizona                                          $ 5,564,381                  5.68%
California                                         9,093,821                  9.28%
Hawaii                                            15,997,846                 16.32%
New Mexico                                         1,157,505                  1.18%
Nevada                                            39,414,462                 40.21%
Oregon                                             3,303,787                  3.37%
Texas                                             16,905,906                 17.25%
Utah                                               4,982,438                  5.08%
Washington                                         1,600,000                  1.63%
                                                 -----------                -------
                                                 $98,020,146                100.00%
                                                 ===========                =======


December 31, 2001

Arizona                                          $ 2,564,381                  2.64%
California                                        11,932,105                 12.27%
Hawaii                                            19,113,911                 19.66%
New Mexico                                         1,157,505                  1.19%
Nevada                                            36,659,142                 37.70%
Oregon                                             3,938,393                  4.05%
Texas                                             15,280,281                 15.72%
Utah                                               4,982,438                  5.12%
Washington                                         1,600,000                  1.65%
                                                 -----------                -------
                                                 $97,228,156                100.00%
                                                 ===========                =======

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002



NOTE B - INVESTMENT IN MORTGAGE LOANS (continued)

As of March 31, 2002, substantially all mortgage loan payments are current and performing in accordance with their terms. However, certain loans are delinquent and not performing in accordance with their contractual terms. These loans have been placed on a non-accrual status. Management has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the Managing Member has concluded that an allowance for loan losses is not deemed necessary.

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

NOTE C - RELATED PARTY TRANSACTIONS

As of March 31, 2002, due to Managing Member totaling $210,562 is primarily comprised of amounts related to management fees and distributions payable on units owned by the Managing Member.

For the three months ended March 31, 2002 and 2001, the Company recorded management fees to the Managing Member totaling $62,101 and $31,981, respectively.

For the three months ended March 31, 2002, the Company recorded distributions to the Managing Member totaling $32,650 based upon a total of 100,000 units owned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Prior to September 1, 2000, Vestin Fund I, LLC (the "Company") was a development stage company with no operational activities. The Company concluded the offering of its Units in June 2001. The Company's financial results reflect the amount of capital it had for investment in mortgage loans and no meaningful comparison may be made between the results of the Company's operations in the first quarter of 2002 and the results of the Company's operations in the first quarter of 2001. Moreover, the Company's past performance may not be indicative of future results. This discussion should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

OVERVIEW

The Company's operating results are affected primarily by: (i) the amount of capital it has to invest in mortgage loans, (ii) the level of real estate lending activity in the markets it services, (iii) its ability to identify and work with suitable borrowers, (iv) the interest rates it is able to charge on its loans and (v) the level of foreclosures and related loan losses which it experiences. In June 2001, the Company completed the sale of its Units, raising an aggregate of $100 Million. These funds, subject to a 3% reserve, constitute the bulk of the funds the Company has available for investment in mortgage loans. The Company does not have any arrangements in place to increase materially the funds it will have available to invest. See the discussion below under "Capital and Liquidity."

The US economy is currently suffering from a mild recession which began in 2001. However, the Company has not experienced a material slowdown in commercial real estate lending in the markets which it services. To some extent, more conservative lending practices implemented by some traditional mortgage lenders to cope with the recession have had the result of increasing the pool of potential borrowers willing to pay the higher rates which the Company charges. This trend has also enabled the Company to continue to earn yields of more than 13% per annum, notwithstanding the decline in interest rates in the general economy. However, this trend has been off-set by the continuing decline in interest rates which is putting downward pressure on the yields the Company can generate for Members. As of March 31, 2002, the weighted average yield on the Company's outstanding mortgage loan investments was 13.68%, as compared to 13.86% at December 31, 2001.

SUMMARY OF FINANCIAL RESULTS

                                                  Three months ended March 31,
                                                  ----------------------------
                                                     2002              2001
                                                  -----------       ----------
Total revenues                                    $ 3,429,547       $1,776,242
Total expenses                                         62,405           53,106
                                                  -----------       ----------
Net income                                        $ 3,367,142       $1,723,136
                                                  ===========       ==========

Earnings per unit:

Net income allocated to members per weighted
   average membership units                       $      0.33       $     0.34
Annualized net interest yield to members (a)             13.1%            13.5%
Weighted average membership units                  10,246,023        5,089,337

(a) The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of March 31, 2002 and 2001 divided by 3 (number of months during the period) and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Net income for the three months ended March 31, 2002 and 2001 was derived primarily from interest income on mortgage loans approximating $3.4 million and $1.6 million, respectively.

INVESTMENT IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2002, the Company invested in mortgage loans secured by real estate approximating $98,020,000. Such loans consisted of thirty-seven (37) loans of which thirty-two (32) loans are secured through first deeds of trust and five (5) loans are secured through a second deeds of trust. Investment in mortgage loans secured through second deeds of trust consist involve existing loans of which are secured through first deeds of trusts. The following is a summary of the Company's mortgage loan borrowers as of March 31, 2002:

Andre Tatibouet                  Gary A. Wexler                 Micon Office Condos
Arroyo Heights                   Gladden Farms, LLC             Red Hills Oasis
Art Collection, Inc.             Golden Nugget Holdings         Red Mountain Resorts
Arvis Forest                     HHG Partners                   Rightstar Hawaii
Bridge Aina Le'a, LLC            Horizon Homes, Inc.            SBG Group, LLC
Brugnara Properties V, LLC       Intercapital of Texas, Inc.    South Mountain, LLC
Burnett Development              Lakeside Village, LLC          VSS Enterprises, LLC
California Property Inv.         LV RV Resort LLC               Youngtown Village
Corinthians Real Estate          Malibu Bay Suites
Custom Stone, LTD                Marshall's Harbor
David Weckerly, Inc.             MDS Development, LLC
Falcon Hospitality               Mesquite 643 LLC


As of March 31, 2002, investment in loans secured by real estate are invested in loans with a weighted average interest yield of 13.68% maturing within the next one to fifty (50) months.

Losses may be expected to occur when funding mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding borrowers and the securing properties, the Company is not subject to these regulations and has not adopted these practices. Rather, the Manager, in connection with the quarterly closing of the Company's accounting records and the preparation of its financial statements, evaluates the Company's mortgage loan portfolio to determine if any outstanding loans are uncollectible or impaired and, in such event, whether a loss is probable. The fact that a loan is past due does not necessarily mean that the loan is uncollectible or impaired. Rather, all relevant circumstances are considered by the Manager to determine the probability of loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

        -  prevailing economic conditions;

        -  historical experience;

        -  the nature and volume of the loan portfolio;

        - the borrowers' financial condition and adverse situations that may affect the borrowers' ability to pay;

        -  evaluation of industry trends;

        -  review and evaluation of loans identified as having loss potential;
           and

        -  estimated net realizable value of any underlying collateral.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2002, the Manager concluded that no provision for loan losses was deemed necessary. There were no actual losses incurred on loans by the Company during the three months ended March 31, 2002. At March 31, 2002, none of the Company's loans were non-performing (more than 90 days past due on interest payments). However, the Company had two loans totaling approximately $3,367,000 on which payment of principal was past due. The loan to value ratio on the two loans is 58% and 33%, respectively. The Company's Manager evaluated the loans and concluded that the underlying equity was sufficient to protect us against a loss of principal or interest. Accordingly, no reserve was recorded. Both of those two loans have been repaid in full.

In addition to the above-mentioned loans, at March 31, 2002, the Company's Manager had granted extensions on 6 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of March 31, 2002 was approximately $28,172,000. At March 31, 2002, all such loans were current in payments of interest. The average loan to value ratio on such loans is 57%. Accordingly, the Company's Manager concluded that no reserve was necessary with respect to such loans.

Subsequent to December 31, 2001, three of the loans which had been granted extensions at December 31, 2001 became past due with respect to payment of principal, and the Company is currently commencing foreclosure proceedings on two of these loans. The three loans total approximately $9,053,852 and have loan to value ratios of 53.6%, 34% and 69%. Two of the three loans in the aggregate amount of $7,256,850 are also delinquent with respect to interest payments. The Company's Manager will continue to evaluate these loans with respect to collectibility.

Because of the fact that any decision regarding reserves for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that the Company experiences losses greater than the amount of its reserves, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its Members.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operation purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company's affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement the maximum amount of management fees the Manager was entitled to receive during the three months ended March 31, 2002 was $62,101.

During the three months ended March 31, 2002, cash flows provided by operating activities approximated $3.4 million. Investing activities consisted of investment in loans secured by real estate in the amount of $792,000 (net of proceeds from payoffs of mortgage loans), and investment in certificate of deposits of $550,000. Financing activities consisted of members' withdrawal in the amount of $803,000 and distributions of $2.6 million (net of reinvestments).

As the offering of the Company's units was completed in June 2001 and 95% of the Company's funds are currently invested in mortgage loans, the Company currently relies upon loan repayments and dividend reinvestments to provide the cash necessary to carry on its business. Any significant level of defaults on outstanding loans could reduce the funds it has available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of the Company's loans and may result in significant delays in the return of invested funds. This would diminish the Company's capital resources and would impair its ability to invest in new loans. See the discussion above under "Investment in Mortgage Loans Secured by Real Estate Portfolio." In addition, withdrawals by the Company's members would reduce the capital the Company has available for investment. Such withdrawals are limited by the terms of the Company's Operating Agreement to not more than 10% per year and are subject to other conditions.

The Company does not currently have any interest in any special purpose entities nor does it have any commitments or obligations which are not reflected on its balance sheet. The Company does not have any interest in non-exchange traded derivative contracts.

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

Most of the Company's assets consist of investments in mortgage loans. At March 31, 2002, the Company's aggregate investment in mortgage loans was approximately $98,020,000 with a weighted average effective interest rate of 13.68%. These mortgage loans have a term of 1.5 months to 5 years. All of the outstanding mortgage loans at March 31, 2002 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. All of the mortgage loans do not have prepayment penalties.

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

For the three months ended March 31, 2002, the Company invested an additional $550,000 in certificates of deposit and other short-term deposit accounts for a total of $3,000,000. The Company anticipates that at least 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short term nature.

                                     PART II

                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter 2002.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           2.1       Articles of Organization*

           10.1      Operating Agreement*

           * Previously filed.

(b)        Reports on Form 8-K

           (i) Current Report on Form 8-K filed with the Commission on April 25, 2002, which reports the following items:

                (1) Item 4 -- Changes in Registrant's Certifying Accountant; and

                (2) Item 7 -- Exhibits.

           (ii) Current Report on Form 8-K/A filed with the Commission on April 29, 2002, which reports the following items:

                (1) Item 4 -- Changes in Registrant's Certifying Accountant; and

                (2) Item 7 -- Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VESTIN FUND I, LLC


By:   Vestin Mortgage, Inc., its sole manager



      By:  /s/ Lance K.  Bradford
          -----------------------------------------
           Lance K.  Bradford
           Director, Secretary and Treasurer
           (Chief Accounting Officer of the Manager
           and Duly Authorized Officer)



Dated:     May 15, 2002