Form 10-Q
period 2002-06-30
VESTIN FUND I LLC
filed 2002-08-14
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From ______________ To ______________

COMMISSION FILE NUMBER 333-32800

VESTIN FUND I, LLC

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0446244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA 89102

(Address Of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number: 702.227.0965

Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report. On June 24, 2002, Registrant changed its fiscal year from December 31 to September 30.

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No   [   ]

As of July 31, 2002, the Issuer had 10,039,530 of its Units outstanding.

ITEM 1. FINANCIAL STATEMENTS

VESTIN FUND I, LLC

BALANCE SHEETS

	June 30, 2002	December 31,
	(Unaudited)	2001

ASSETS
Cash	$231,058	$1,256,750
Short-term investment — related party	—	550,000

Total cash and cash equivalents	231,058	1,806,750
Certificates of deposit	3,000,000	2,450,000
Interest and other receivables	876,315	1,037,218
Real estate held for sale	1,541,258	—
Investments in mortgage loans	95,829,386	97,228,156
Other assets	51,673	—

Total assets	$101,529,690	$102,522,124

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Due to Managing Member, net	$218,050	$66,525

Total liabilities	218,050	66,525

Members’ equity	101,311,640	102,455,599

Total liabilities and members’equity	$101,529,690	$102,522,124

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Interest income from investment in mortgage loans	$3,038,228	$2,810,061	$6,438,217	$4,456,569
Loan origination fees	—	86,711	—	173,422
Other income	5,550	48,762	35,107	91,785

Total revenues	3,043,778	2,945,534	6,473,324	4,721,776
Operating expenses
Management fees to Managing Member	62,342	—	124,443	7,184
Other	16,757	24,870	17,061	45,995

Total operating expenses	79,099	24,870	141,504	53,179

Net income	$2,964,679	$2,920,664	$6,331,820	$4,668,597

Net income allocated to members	$2,964,679	$2,920,664	$6,331,820	$4,668,597

Net income allocated to members per weighted average membership units	$0.29	$0.34	$0.62	$0.68

Weighted average membership units	10,230,168	8,620,078	10,238,053	6,835,964

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

STATEMENT OF MEMBERS’ EQUITY

(Unaudited)

	For the six months
	Ended June 30, 2002

	UNITS	AMOUNT

Members’ equity at December 31, 2001	10,238,488	$102,455,599
Distributions	—	(6,576,748)
Reinvestments of distributions	141,834	1,418,340
Members’ withdrawals	(231,737)	(2,317,371)
Net income	—	6,331,820

Members’ equity at June 30, 2002	10,148,585	$101,311,640

The accompanying notes are an integral part of this statement.

VESTIN FUND I, LLC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$6,331,820	$4,668,597
Adjustments to reconcile net income to net cash provided by operating activities:
Change in due to Managing Member	151,525	51,573
Change in interest and other receivables	160,903	(550,480)
Change in other assets	(51,673)	—
Change in deferred revenues	—	(173,423)

Net cash provided by operating activities	6,592,575	3,996,267
Cash flows from investing activities:
Purchase of investments in mortgage loans	(32,481,956)	(71,330,693)
Proceeds from loan payoffs	32,339,468	12,913,082
Investment in certificates of deposit	(550,000)	(1,800,000)

Net cash used by investing activities	(692,488)	(60,217,611)
Cash flows from financing activities:
Proceeds from issuance of membership units	—	59,176,787
Members’ withdrawals	(2,317,371)	—
Distributions to Members, net of reinvestments	(5,158,408)	(3,211,404)

Net cash provided (used) by financing activities	(7,475,779)	55,965,383

Net decrease in cash	(1,575,692)	(255,961)
Cash beginning of period	1,806,750	370,304

Cash end of period	$231,058	$114,343

Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Real estate held for sale acquired through foreclosure	$1,541,258	$—

Conversion of deferred offering costs to membership units	$—	$1,000,000

Reinvestment of members’ distributions	$1,418,340	$745,449

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. ORGANIZATION

Vestin Fund I, LLC, a Nevada Limited Liability Company (the “Company”), is primarily engaged in the business of funding mortgage loans. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 14, 1999 and will continue until December 31, 2019 unless dissolved prior thereto or extended by vote of members in accordance with the provisions of the Company’s Operating Agreement. On July 9, 2001, the Company changed its name from DM Mortgage Investors, LLC to Vestin Fund I, LLC. The Company does not operate as an “investment company” within the meaning of the Investment Company Act of 1940. On June 24, 2002, the Company changed its fiscal year from December 31 to September 30.

Prior to September 1, 2000, the Company was a development stage company. On August 23, 2000, the Company’s Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 units at $10 per unit. The Company commenced operations on September 1, 2000. By June 2001, the Company had sold all of the 10,000,000 units offered pursuant to the Company’s registration statement. No additional units will be sold, however, current members may continue to participate in the Company’s Distribution Reinvestment Plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of June 30, 2002, an additional 367,574 units have been purchased under this plan.

The manager of the Company is Vestin Mortgage, Inc. (the “Manager” or “Managing Member”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and is traded on the NASDAQ under the symbol “VSTN.” The Operating Agreement provides that the Manager has exclusive control over the business of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3. ALLOWANCE FOR LOAN LOSSES

When deemed necessary, the Company will set an allowance for possible credit losses on mortgage loans. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve.

4. REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE B — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are as follows:

June 30, 2002

	Number
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value

Acquisition and development	6	$17,052,866	14.04%	17.81%	55.11%
Bridge	3	8,504,250	13.66%	8.87%	68.33%
Commercial	10	29,871,877	13.33%	31.17%	58.78%
Construction	10	25,580,425	14.23%	26.69%	56.49%
Land	5	13,629,792	13.15%	14.22%	29.00%
Residential	1	1,190,176	8.00%	1.24%	63.50%

		$95,829,386	12.74%	100.00%	54.62%

December 31, 2001

	Number
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value

Acquisition and development	9	$23,874,908	14.06%	24.56%	52.96%
Bridge	4	13,013,056	14.00%	13.38%	53.50%
Commercial	9	24,158,627	12.92%	24.85%	65.68%
Construction	9	26,184,197	14.22%	26.93%	60.78%
Land	2	7,000,000	14.00%	7.20%	41.00%
Residential	2	2,997,368	11.00%	3.08%	63.50%

		$97,228,156	13.37%	100.00%	55.24%

June 30, 2002

		Portfolio
Type	Balance	Percentage

First mortgages	$95,813,892	99.98%
Second mortgages	15,494	0.02%

	$95,829,386	100.00%

December 31, 2001

Type

First mortgages	$97,228,156	100.00%
Second mortgages	—	0.00%

	$97,228,156	100.00%

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE B — INVESTMENTS IN MORTGAGE LOANS (continued)

The following is a schedule of maturities of investments in mortgage loans as of June 30, 2002 for the years ended December 31,:

2002	$56,677,269
2003	27,478,082
2004	11,674,035
2005	—
2006	—

$95,829,386

The following is a schedule by geographic location of investments in mortgage loans as of:

June 30, 2002

		Portfolio
	Balance	Percentage

Arizona	$15,646,398	16.33%
California	1,247,876	1.30%
Colorado	914,967	0.95%
Hawaii	15,997,846	16.69%
New Mexico	1,157,505	1.21%
Nevada	44,826,813	46.78%
Texas	10,568,971	11.03%
Utah	3,869,010	4.04%
Washington	1,600,000	1.67%

	$95,829,386	100.00%

December 31, 2001

Arizona	$2,564,381	2.64%
California	11,932,105	12.27%
Hawaii	19,113,911	19.66%
New Mexico	1,157,505	1.19%
Nevada	36,659,142	37.70%
Oregon	3,938,393	4.05%
Texas	15,280,281	15.72%
Utah	4,982,438	5.12%
Washington	1,600,000	1.65%

	$97,228,156	100.00%

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE B — INVESTMENTS IN MORTGAGE LOANS (continued)

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 8% to 16.25%. Revenue by product will fluctuate based upon relative balances during the period.

As of June 30, 2002, the Company’s Manager concluded that no allowance for loan losses was deemed necessary. There were no actual losses incurred on loans by the Company during the three months ended June 30, 2002. At June 30, 2002, one of the Company’s loans totaling $1,157,505 was non-performing (more than 90 days past due on interest payments) and past due on principal. The loan to value ratio on this loan is 63%. In addition, the Company had four loans totaling $14,378,126 on which payment of principal was past due. The Company has commenced foreclosure proceedings on these loans. The loan to value ratios on these loans are 34%, 54%, 55% and 39%. The Company’s Manager evaluated all of these loans and concluded that the underlying collateral was sufficient to protect the Company against a loss of principal or interest. Accordingly, no allowance for loan losses was recorded. The Company’s Manager will continue to evaluate these loans in order to determine if any allowance for loan losses should be recorded.

In addition to the above-mentioned loans, as of June 30, 2002, the Company’s Manager had granted extensions on 12 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of June 30, 2002 was approximately $40,034,092. The average loan to value ratio on such loans is 52%. Accordingly, the Company’s Manager concluded that no allowance was necessary with respect to such loans.

Decisions regarding an allowance for loan losses require judgment about the probability of future events. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its members.

NOTE C — REAL ESTATE HELD FOR SALE

During the six months ended June 30, 2002, the Company foreclosed on a mortgage loan for approximately $1,541,000 and took title to the property (a residential property located in Las Vegas, Nevada). The asset is included in investment in mortgage loans in the accompanying balance sheet as of December 31, 2001. The Company has evaluated this property and deemed it unnecessary to adjust the carrying value of the asset upon transfer to real estate held for sale.

NOTE D — RELATED PARTY TRANSACTIONS

As of June 30, 2002, due to the Company’s Manager totaling $218,050 is primarily comprised of amounts related to management fees and distributions payable on units owned by the Company’s Manager.

For the three and six month periods ended June 30, 2002, the Company recorded management fees to the Company’s Manager of approximately $63,000 and $124,000, respectively, as compared to the recorded management fees of $-0- and $7,000, respectively, for the three and six month periods ended June 30, 2001.

For the three and six month periods ended June 30, 2002, the Company recorded distributions to the Company’s Manager of approximately $31,000 and $64,000 respectively, based upon a total of 100,000 units owned by the Company’s Manager.

During the three month period ended June 30, 2002, the Company made a mortgage loan in the amount of $3 million to an independent borrower who used the proceeds of the loan to purchase a property owned by the Company’s Manager. The loan from the Company to such independent borrower is interest only, payable monthly at an annual rate of 10% with the principal due in June 2003. The transaction resulted in a deferred gain of approximately $367,000 to the Company’s Manager.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Prior to September 1, 2000, Vestin Fund I, LLC (the “Company”) was a development stage company with no operational activities. The Company concluded the offering of its units in June 2001. The Company’s financial results reflect the amount of capital it had for investment in mortgage loans and no meaningful comparison may be made between the results of the Company’s operations in the first half of 2002 and the results of the Company’s operations in the first half of 2001. Moreover, the Company’s past performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2001.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

OVERVIEW

The Company’s operating results are affected primarily by: (i) the amount of capital it has to invest in mortgage loans, (ii) the level of real estate lending activity in the markets it services, (iii) its ability to identify and work with suitable borrowers, (iv) the interest rates it is able to charge on its loans and (v) the level of foreclosures and related loan losses which it experiences. In June 2001, the Company completed the sale of its units, raising an aggregate of $100 million. These funds, subject to a 3% reserve, constitute the bulk of the funds the Company has available for investment in mortgage loans. The Company does not have any arrangements in place to increase materially the funds it will have available to invest. See the discussion below under “Capital and Liquidity.”

The U.S. economy is currently suffering from a mild recession which began in 2001. However, the Company has not experienced a material slowdown in commercial real estate lending in the markets which it services. To some extent, more conservative lending practices implemented by some traditional mortgage lenders to cope with the recession have increased the pool of potential borrowers willing to pay the higher interest rates the Company charges. This trend has also enabled the Company to continue to earn yields of more than 13% per annum, notwithstanding the decline in interest rates in the general economy. However, this trend has been off-set by the continuing decline in interest rates which is putting downward pressure on the yields the Company can generate for Members. As of June 30, 2002, the weighted average yield on the Company’s outstanding mortgage loan investments was 13.53%, as compared to 13.70% at June 30, 2001. For the three and six month periods ended June 30, 2002, the annualized net interest yield to members was 11.6% and 12.4%, respectively, as compared to 13.6% for the three and six month periods ended June 30, 2001. This decline is attributable primarily to delinquent interest payments.

SUMMARY OF FINANCIAL RESULTS

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Total revenues	$3,043,778	$2,945,534	$6,473,324	$4,721,776
Total expenses	79,099	24,870	141,504	53,179

Net income	$2,964,679	$2,920,664	$6,331,820	$4,668,597

Earnings per unit:
Net income allocated to members per weighted average membership units	$0.29	$0.34	$0.62	$0.68
Annualized net interest yield to members (a)	11.6%	13.6%	12.4%	13.6%
Weighted average membership units	10,230,168	8,620,078	10,238,053	6,835,964

(a)	The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of June 30, 2002 and 2001 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Net income for the three months ended June 30, 2002 and 2001 was derived primarily from interest income on mortgage loans approximating $3.0 million and $2.8 million, respectively.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of June 30, 2002, the Company invested in mortgage loans secured by real estate approximating $95,829,000. Such loans consisted of thirty-five (35) loans of which thirty-two (31) loans with an aggregate principal value of $95,814,000 are secured through first deeds of trust and four (4) loans with an aggregate value of $15,000 are secured through a second deeds of trust. The following is a summary of the Company’s mortgage loan borrowers as of June 30, 2002:

Acanto Partners, LLC
Andre Tatibouet
Arroyo Heights
Art Collection, Inc.
Arvis Forrest
Bear Creek @ Briargate
Bridge Aina Le’a, LLC
Burnett Development
Cannery Hotel and Casino
CMR/Casa Grande, LLC
Corinthians Real Estate
David Weckerly, Inc.	Falcon Hospitality
Gladden Farms, LLC
Golden Nugget Holdings
HHG Partners
Hollister Group, LLC
Horizon Homes, Inc.
Intercapital of Texas, Inc.
LV RV Resort, LLC
Malibu Bay Suites
Malibu Apartments, Inc.
Marshall’s Harbor
Mesquite 643, LLC	Micon Office Condos Red Hills Oasis Red Mountain Resorts Rightstar Hawaii SBG Group, LLC South Mountain, LLC VSS Enterprises, LLC Youngtown Village

As of June 30, 2002, the weighted average interest yield on the Company’s investment in mortgage loans is 13.53%. These mortgage loans mature over the next 36 months.

During the three month period ended June 30, 2002, the Company made a mortgage loan in the amount of $3 million to an independent borrower who used the proceeds of the loan to purchase a property owned by the Company’s Manager. The loan from the Company to such independent borrower is interest only, payable monthly at an annual rate of 10% with the principal due in June 2003. The transaction resulted in a deferred gain of approximately $367,000 to the Company’s Manager.

Losses may be expected to occur when investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. The Manager, in connection with the quarterly closing of the Company’s accounting records and the preparation of its financial statements, evaluates the Company’s mortgage loan portfolio to determine if any outstanding loans are uncollectible or impaired and, in such event, whether a loss is probable. The fact that a loan is past due does not necessarily mean that the loan is uncollectible or impaired. Rather, all relevant circumstances are considered by the Manager to determine the probability of loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated net realizable value of any underlying collateral.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2002, the Manager concluded that no allowance for loan losses was deemed necessary. There were no actual losses incurred on loans by the Company during the three months ended June 30, 2002. At June 30, 2002, one of the Company’s loans totaling $1,157,505 was non-performing (more than 90 days past due on interest payments) and past due on principal. The loan to value ratio on this loan is 63%. In addition, the Company had four loans totaling $14,378,126 on which payment of principal was past due. The Company has commenced foreclosure proceedings on these loans. The loan to value ratios on these two loans are 34%, 54%, 55% and 39%. The Company’s Manager evaluated all of these loans and concluded that the underlying collateral was sufficient to protect the Company against a loss of principal or interest. Accordingly, no allowance for loan losses was recorded. The Company’s Manager will continue to evaluate these loans in order to determine if any allowance for loan losses should be recorded.

In addition to the above-mentioned loans, as of June 30, 2002, the Company’s Manager had granted extensions on 12 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of June 30, 2002 was approximately $40,034,092. The average loan to value ratio on such loans is 52%. Accordingly, the Company’s Manager concluded that no allowance was necessary with respect to such loans.

Decisions regarding an allowance for loan losses require judgment about the probability of future events. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its Members.

CRITICAL ACCOUNTING POLICIES

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

During the six months ended June 30, 2002, the Company foreclosed on a mortgage loan for approximately $1,541,000 and took title to the property (a residential property located in Las Vegas, Nevada). The asset is included in investment in mortgage loans in the accompanying balance sheet as of December 31, 2001. The Company has evaluated this property and deemed it unnecessary to adjust the carrying value of the asset upon transfer to real estate held for sale.

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Currently, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Interest income on loans is accrued by the effective interest method. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

Allowance for Loan Losses

When deemed necessary, the Company will provide an allowance for possible credit losses on mortgage loans. Additions to the allowance are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions. Additions to the allowance are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the allowance. Subsequent recoveries of amounts previously charged-off are added back to the allowance. The Company has evaluated all factors and determined it unnecessary to establish an allowance for loan losses as of June 30, 2002.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operation purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company’s capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company’s affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s Operating Agreement the maximum amount of management fees the Manager was entitled to receive during the three months ended June 30, 2002 was $63,342.

During the six months ended June 30, 2002, cash flows provided by operating activities approximated $6.6 million. Investing activities consisted of net investments in mortgage loans of $142,488 (net of investments in mortgage loans), and investment in certificate of deposits of $550,000. Financing activities consisted of members’ withdrawals in the amount of $2.3 million and distributions of $5.1 million (net of reinvestments).

As the offering of the Company’s units was completed in June 2001 and 95% of the Company’s funds are currently invested in mortgage loans, the Company currently relies upon loan repayments and dividend reinvestments to provide the cash necessary to carry on its business. Any significant level of defaults or extensions on outstanding loans could reduce the funds it has available for investment in new loans. Foreclosure proceedings may not generate full repayment of the Company’s loans and may result in significant delays in the return of invested funds. This would diminish the Company’s capital resources and would impair its ability to invest in new loans. See the discussion above under “Investment in Mortgage Loans Secured by Real Estate Portfolio.” In addition, withdrawals by the Company’s members would reduce the capital the Company has available for investment. Such withdrawals are limited by the terms of the Company’s Operating Agreement to not more than 10% per year and are subject to other conditions.

The Company does not currently have any interest in any special purpose entities nor does it have any commitments or obligations which are not reflected on its balance sheet. The Company does not have any interest in derivative contracts.

The Company maintains working capital reserves of at least 3% of aggregate members’ capital accounts in cash and cash equivalents, and certificates of deposits. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

The Company’s business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company’s operating results may be affected by:

Risks of Investing in Mortgage Loans.

•	The Company’s underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	The Company approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company’s Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	The Company’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company’s revenues and the distributions to members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company’s reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

Risk of Defaults

The Company’s performance will be directly impacted by any defaults on the loans in its portfolio. As noted above, the Company may experience a higher rate of defaults than conventional mortgage lenders. The Company seeks to mitigate the risk by estimating the rate of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect the Company against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that the Company will earn less (if any) income from such loans, thereby reducing the Company’s earnings.

Competition for Borrowers.

The Company considers its competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company does. Competition in the Company’s market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Effect of Fluctuations in the Economy.

The Company’s sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the Company concentrates its loans, could result in a decline in the demand for real estate development loans. In order to stay fully invested during a period of declining demand for real estate loans, the Company may be required to make loans on terms less favorable to the Company or to make loans involving greater risk to the Company. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Company’s lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest the Company is able to earn on its loans. Since the Company’s loans generally do not have prepayment penalties, declining interest rates may also cause the Company’s borrowers to prepay their loans and the Company may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of the Company’s borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Company may experience.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not deal in any foreign currencies and does not own any options, futures or other derivative instruments. The Company does not have any debt.

Most of the Company’s assets consist of investments in mortgage loans. At June 30, 2002, the Company’s aggregate investment in mortgage loans was approximately $95,829,000 with a weighted average yield of 13.53%. These mortgage loans mature over the next 36 months. All of the outstanding mortgage loans at June 30, 2002 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. None of the mortgage loans have prepayment penalties. Changes in interest rates would not affect the carrying value of the Company’s investment in mortgage loans.

For the six months ended June 30, 2002, the Company re-invested an additional $550,000 in certificates of deposit and other short-term deposit accounts for a total of $3,000,000. The Company anticipates that at least 3% of its assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short term nature.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.1 Articles of Organization*

10.1 Operating Agreement**

99.1 Certification Pursuant to U.S.C. 18 Section 1350

______________________

*	Previously filed as an exhibit to the Registration Statement on Form S-11 (File No. 333-32800) on March 17, 2000.
**	Previously filed as an exhibit to the Amendment No. 4 to the Registration Statement on Form S-11/A (File No. 333-32800) on August 7, 2000.

(b)  Reports on Form 8-K

Current Reports on Form 8-K filed with the Commission on April 25, 2002 and April 29, 2002, which report the following items:

(i)	Item 4 — Changes in Registrant’s Certifying Accountant; and
(ii)	Item 7 — Exhibits.
Current Report on Form 8-K filed with the Commission on June 24, 2002, which reports the following item:
Item 8 — Change in Fiscal Year.

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

Dated: August 14, 2002