Form 10-KT
period 2002-09-30
VESTIN FUND I LLC
filed 2002-12-30
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM JANUARY 1, 2002 TO SEPTEMBER 30, 2002.

                        COMMISSION FILE NUMBER 333-32800

                               VESTIN FUND I, LLC

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

                                TABLE OF CONTENTS

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               BALANCE SHEETS
               STATEMENTS OF INCOME
               STATEMENTS OF MEMBERS' EQUITY
               STATEMENTS OF CASH FLOWS
               NOTES TO FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES

                                     PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

This transition report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such forward looking statements may be identified by the use of such words as "expects," "plans," "estimates," "forecasts," "projects," "anticipates," "believes" and words of similar meaning. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Our Operating Results."

ITEM 1. BUSINESS

GENERAL

     We are primarily engaged in the business of funding mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We were organized on December 14, 1999 and will continue until December 31, 2019 unless dissolved prior thereto or extended by vote of members in accordance with the provisions of our Operating Agreement. On July 9, 2001, we changed our name from DM Mortgage Investors, LLC to Vestin Fund I, LLC (the "Company"). We do not operate as an "investment company" within the meaning of the Investment Company Act of 1940. On June 24, 2002, we changed our fiscal year end from December 31 to September 30.

     Prior to September 1, 2000, we were a development stage company. On August 23, 2000, our Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 Units at $10 per Unit ("Unit"). We commenced operations on September 1, 2000. By June 2001, we had sold all of the 10,000,000 Units offered pursuant to our registration statement. No additional Units will be sold, however, current members may continue to participate in our Distribution Reinvestment Plan whereby the members' distributions may be used to purchase additional Units at $10.00 per Unit. As of September 30, 2002, an additional 547,605 Units have been purchased under this plan.

     The manager of our Company is Vestin Mortgage, Inc. (the "Manager" or "Vestin Mortgage"), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our
Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and is traded on the Nasdaq National Market under the ticker symbol "VSTN." The Operating Agreement provides that our Manager has exclusive control over our Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

     We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada and Texas. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage's loan approval process, which takes about 10 to 20 days.

     As a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that conventional lenders might not deem to be creditworthy. Because of our increased willingness to fund riskier loans and borrowers, borrowers are willing to pay us an interest rate that is two to five percentage points above the rates charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The "balloon payment" loans and bridge loans in which we invest are riskier because the borrower's repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.

     Our principal investment objectives are to:

     *    Produce revenues from the interest income on our mortgage loans;
     * Provide monthly cash distributions from the net income earned on our mortgage loans;
     *    Preserve capital contributions; and
     * Reinvest, to the extent permissible, payments of principal and sales (net of expenses).

ACQUISITION AND INVESTMENT POLICIES

     We seek to invest about 97% of our assets in mortgage loans. Approximately 3% will be held as a working capital cash reserve. The majority of the collateral on our mortgage loans is the real property that the borrower is purchasing, refinancing, or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers with a lesser proportion of loans involving land loans and bridge financing.

     Our mortgage investments are not insured or guaranteed by any government agency.

     Vestin Mortgage continuously evaluates prospective investments, selects the mortgages in which we invest and makes all investment decisions on our behalf in its sole discretion. In evaluating prospective mortgage loan investments, Vestin Mortgage considers such factors as the following:

     * the ratio of the amount of the investment to the estimated value of the property by which it is secured (loan-to-value ratio);
     * the potential for capital appreciation or depreciation of the property securing the investment;
     *    expected levels of rental and occupancy rates (if applicable);
     *    potential for rental increases (if applicable);
     *    current and projected revenues from the property (if applicable);
     * the status and condition of the recorded title of the property securing the investment;
     *    geographic location of the property securing the investment; and
     * the financial condition of the borrowers and their principals, if any, who guarantee the loan.

     Vestin Mortgage may obtain our loans from non-affiliated mortgage brokers, previous borrowers, and by solicitation of new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by Vestin Mortgage to facilitate our purchase of the loans. Vestin Mortgage will sell the loans to us for no greater than Vestin Mortgage's cost, not including its service fees and compensation. There are no specific requirements or guidelines governing Vestin Mortgage's discretion in determining which mortgage loans it will place with us and which it will place with other funding sources.

     When selecting mortgage loans for us, Vestin Mortgage uses the following guidelines, which are intended to control the quality of the collateral given for our loans:

     1. PRIORITY OF MORTGAGES. Generally, our assets are secured by first mortgages. First mortgages are mortgages secured by a full or divided interest in a first deed of trust secured by the property. Other mortgages that we invest in on the security property will not be junior to more than one other mortgage. As of September 30, 2002, more than 99% of the principal amount of our outstanding interest in loans was secured by first mortgages.

     2. LOAN-TO-VALUE RATIO. We generally use the following loan-to-value ratio guidelines when originating loans:

     TYPE OF SECURED PROPERTY             LOAN-TO-VALUE RATIO
     ------------------------             -------------------
     Residential.......................   75%
     Raw and Unimproved Land...........   60% (of the anticipated as-if developed value)
     Acquisition and Development.......   60% (of the anticipated as-if developed value)
     Commercial Property...............   75% (of the anticipated as-if developed value)
     Construction......................   75% (of the anticipated as-if developed value)
     Bridge............................   75%
     Leasehold Interest................   75% (of value of leasehold interest)

     We may deviate from these guidelines under certain circumstances. For example, Vestin Mortgage, in its discretion, may increase any of the above loan-to-value ratios if, in its opinion, a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These increased loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, Vestin Mortgage, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interest.

     The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%. As of September 30, 2002, our average loan-to-value ratio was 54% based upon as-if performed at loan origination. Such appraised values may have deteriorated based on numerous factors, including delinquencies, extensions, incomplete developments or construction, etc.

     Our Manager receives an appraisal at the time of loan underwriting, which may precede the placement of the loan with the Company. Generally, these appraisals are completed within twelve months prior to funding of the loan. Also, the appraisal may have been previously performed for the borrower. The appraisal may be for the current estimated "as-if developed" or "as-if completed" value of the property or, in the case of acquisition and development loans or construction loans, for the estimated value of the property upon completion of the project. As-if completed or as-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. Outstanding balances of loans made against appraisals based on as-if completed values approximated $29.4 million as of September 30, 2002. We retain appraisers who are licensed or qualified as independent appraisers and certified by or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to Vestin Mortgage. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Vestin Mortgage reviews each appraisal report and conducts a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but generally does not include entering any structures on the property.

     3. CONSTRUCTION MORTGAGE LOANS. We invest in construction loans other than home improvement loans on residential property, subject to the following guidelines:

     We do not anticipate that the loan-to-value ratio on construction loans in which we invest will exceed 75% of the independently appraised, completed value of the security property.

     4. TERMS OF MORTGAGE LOANS. As of September 30, 2002, the terms of our loans ranged from six months to two years, although most of our loans have a term of 12 months. Our original loan agreements, however, permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

     Generally all of our loans provide for payments of interest only with a "balloon" payment of principal payable in full at the end of the term. In addition, we invest in mortgage loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2002, we had $91.2 million invested in loans with a total principal balance of $387.7 million, which had interest reserves of approximately $4.4 million.

     5. ESCROW CONDITIONS. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

     * Borrowers will obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.
     * Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.
     * All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary. Mortgage loans will not be written in the name of Vestin Mortgage or any other nominee.

     6. PURCHASE OF MORTGAGE INVESTMENTS FROM AFFILIATES. We may acquire mortgage loans from our affiliates, including Vestin Mortgage, for a price not in excess of the par value of the note or its fair market value, whichever is lower, plus allowable fees and expenses. Except for the compensation paid to Vestin Mortgage described elsewhere herein, any affiliate from which we purchase mortgage loans will remit to us all income it earns from the mortgage loan while the loan is in its portfolio.

     7. NOTE HYPOTHECATION. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property would generally not exceed 75% of the appraised or as-if developed value of the property, and the mortgage loan would not exceed 80% of the principal amount of the assigned note. For mortgage loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by a written appraisal, which was conducted within the then-preceding twelve months at the time of loan origination. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property.

     8. PARTICIPATION. We participate in loans with other lenders, including affiliates as permitted by the North American Securities Administrators Association guidelines ("NASAA Guidelines"), by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. Typically, we participate in loans if:

     *    we did not have sufficient funds to invest in an entire loan;
     *    we are seeking to increase the  diversification of our loan portfolio;
          or
     * Vestin Mortgage originated a loan that fit within our investment guidelines but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

     As of September 30, 2002, 95% of our loans were loans in which we participated with other lenders.

     9. DIVERSIFICATION. The NASAA Guidelines provide that we neither invest in nor make mortgage loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital nor may we invest in or make mortgage loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital. As of September 30, 2002, we did not have any mortgages that were out of compliance with these guidelines.

     10. RESERVE FUND. We have established contingency working capital reserves of approximately 3% of our capital to cover our unexpected cash needs.

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

MORTGAGE LOANS TO AFFILIATES

     We will not invest in mortgage loans made to Vestin Mortgage, Vestin Group or any of our affiliates. However, we may acquire an investment in a mortgage loan payable by Vestin Mortgage when Vestin Mortgage has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

PURCHASE OF LOANS FROM VESTIN MORTGAGE AND ITS AFFILIATES

     In addition to those loans Vestin Mortgage selects for us, we purchase loans that were originated by Vestin Mortgage or other parties and first held in Vestin Mortgage's own portfolio, as long as the loan is not in default and otherwise satisfies all of our lending criteria. This requirement also applies to any loan originated by an affiliate of Vestin Mortgage, such as Vestin Group; Michael Shustek, Chief Executive officer of Vestin Group; or another principal of Vestin Mortgage. However, we will not acquire a loan from or sell a loan to a mortgage program in which Vestin Mortgage has an interest unless in compliance with NASAA Guidelines.

TYPES OF LOANS WE INVEST IN

     We primarily invest in loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property, residential and bridge loans.

RAW AND UNIMPROVED LAND LOANS

     Approximately 15-25% of the loans invested in by us may be loans made for the purchase, refinance or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower's actual capital investment in the property. We will generally invest in loans for up to 60% of the as-if developed appraised value of the property and we usually require that the borrower has invested in the property actual capital expenditures of at least 25% of the property's value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As of September 30, 2002, approximately 11.25% of our loans were in this category.

ACQUISITION AND DEVELOPMENT LOANS

     Approximately 10-25% of the loans invested in by us may be acquisition and development loans. These loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We will generally invest in loans with a face value of up to 60% of the appraised as-if developed value of the property. As-if developed values on acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As of September 30, 2002, approximately 19.06% of our loans were in this category.

CONSTRUCTION LOANS

     Approximately 10-70% of our loans may be construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower for each completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will generally invest in loans for up to 75% of the appraised as-if developed value of the property and proposed improvements. As of September 30, 2002, approximately 28.78% of our loans were in this category.

COMMERCIAL PROPERTY LOANS

     Approximately 20-50% of the loans invested in by us may be commercial property loans. Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. We will review the appraisal of the value of the property and will generally invest in loans for up to 75% of the appraised as-if developed value of the property. As of September 30, 2002, approximately 30.9% of our loans were in this category.

RESIDENTIAL LOANS

     A small percentage of the loans invested in by us may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property Units provided the borrower uses one of the Units on the property as such borrower's principal residence. We will generally invest in loans for up to 75% of the appraised value of the property. As of September 30, 2002, there were no loans in this category.

BRIDGE LOANS

     Up to 15% of our loans may be bridge loans. Such loans provide interim financing (twelve to twenty-four months) to enable commercial borrowers to qualify for permanent refinancing. We will review the appraisal of the value of the property and will generally invest in loans for up to 75% of the appraised value of the property. As of September 30, 2002, approximately 10.01% of our loans were in this category.

COLLATERAL

     The types of collateral that will secure the loans include a first deed of trust, a second deed of trust or a leasehold interest.

FIRST DEED OF TRUST

     Most of our loans are secured by a first deed of trust. Thus as a lender, we will have rights as a first mortgage lender of the collateralized property. As of September 30, 2002, more than 99% of our loans were secured by a first deed of trust.

SECOND DEED OF TRUST

     In the future, up to 10% of our loans may be secured by second deeds of trust. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender's rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of September 30, 2002, less than 1% of our loans were secured by a second deed of trust.

LEASEHOLD INTEREST

     Up to 20% of the loans invested in by us may be in loans where the collateral is an interest in a lease. As of September 30, 2002, we did not have any loans secured by a leasehold interest.

PREPAYMENT PENALTIES AND EXIT FEES

     Generally, the loans we invest in will not contain prepayment penalties or exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, these loans will usually be written with relatively high interest rates, which we would expect to minimize the risk of lower yields.

EXTENSIONS TO TERM OF LOAN

     Our original loan agreements permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower's obligation to make interest payments on the loan.

BALLOON PAYMENT

     Substantially all of the loans we invest in or purchase will require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

REPAYMENT OF MORTGAGES ON SALE OF PROPERTIES

     We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will either invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to our members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our Operating Agreement provides that whether we choose to distribute the proceeds or reinvest them, our members will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.

VARIABLE RATE LOANS

     To date, all of the loans we invest in are fixed rate loans. Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made.

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

BORROWING

     We may incur indebtedness:

     *    to finance our investments in mortgage loans;
     * to prevent a default under mortgage loans that are senior to our mortgage loans;
     * to discharge senior mortgage loans if this becomes necessary to protect our investment in mortgage loans; or
     * to operate or develop a property that we acquired under a defaulted loan.

     Our indebtedness will not exceed 70% of the fair market value of our mortgage loans. This indebtedness may be with recourse to our assets.

     In addition, we may enter into structured arrangements with other lenders in order to provide them with a senior position in mortgage loans which we might jointly fund. For example, we might establish a wholly-owned special purpose corporation which would borrow funds from an institutional lender under an arrangement where the resulting mortgage loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded mortgage loans.

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

ITEM 3. LEGAL PROCEEDINGS

We are not parties to any pending litigation and, to the best of our Manager's knowledge, no legal proceedings have been threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     a. There is no established public trading market for the trading of Units.
     b. As of September 30, 2002, approximately 1,605 Unit holders held 10,547,605 Units of interest in the Company.
     c. We generally distribute substantially all net income generated by us to Unit holders on a monthly basis. We made distributions of net income to our Unit holders of approximately $246,016 (prior to reinvested distributions) during the transition period ended September 30, 2002. It is our intention to continue to distribute substantially all net income earned by us to the Unit holders.

ITEM 6. SELECTED FINANCIAL DATA

VESTIN FUND I, LLC

AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001, AND FOR THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2002 AND YEAR END DECEMBER 31, 2001

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   2002             2001
                                                                               ------------     ------------
BALANCE SHEET DATA:
Investments in mortgage loans, net of allowance for loan losses                $ 91,091,308     $ 97,228,156
Cash, cash equivalents, certificates of deposits and short-term investments    $  5,537,334     $  4,256,750
Interest and other receivables                                                 $  1,175,972     $  1,037,218
Receivables under secured borrowing                                            $  6,637,370     $          -
Real estate held for sale                                                      $  1,541,258     $          -
Other assets                                                                   $     83,631     $          -
Total assets                                                                   $106,066,873     $102,522,124
Secured borrowing                                                              $  6,637,370     $          -
Other liabilities                                                              $    430,447     $     66,525
Total liabilities                                                              $  7,067,817     $     66,525
Members' capital                                                               $ 98,999,056     $102,455,599
Total liabilities and members' capital                                         $106,066,873     $102,522,124

INCOME STATEMENT DATA:
Revenues                                                                       $  9,726,881     $ 11,564,761
Expenses                                                                       $    442,559     $    176,906
Net income                                                                     $  9,284,322     $ 11,387,855
Net income allocated to members                                                $  9,284,322     $ 11,387,855
Net income allocated to members per weighted average membership Units          $        .92     $       1.34
Weighted average membership Units                                                10,142,982        8,519,804

The  information  in  this  table  should  be  read  in  conjunction   with  the
accompanying audited financial statements and notes to financial statements included elsewhere in this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to September 1, 2000, we were a development stage company with no operational activities. We commenced the offering of our Units in September 2000; by June 2001, the Company had sold all of the 10,000,000 Units offered. Our financial results reflect the amount of capital we had available for investment in mortgage loans. Our past performance may not be indicative of future results. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-K.

OVERVIEW

Our primary business objective is to generate monthly income by investing in mortgage loans. We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. The loan underwriting standards our Manager utilizes are less strict than traditional mortgage lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make mortgage loans which are riskier than mortgage loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional mortgage lenders, in return, we seek to generate higher yields from our mortgage loans.

Our operating results are affected primarily by: (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of foreclosures and related loan losses which we may experience. These funds, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in mortgage loans. We do not have any arrangements in place to increase materially the funds we will have available to invest from any other sources. See the discussion below under "Capital and Liquidity."

The US economy is currently suffering from a mild recession which began in 2001. However, we have not experienced a material slowdown in commercial real estate lending in the principal markets which we service. To some extent, more conservative lending practices implemented by some traditional mortgage lenders to cope with the recession have had the result of increasing the pool of potential borrowers willing to pay the higher rates which we charge. This trend has also enabled us to continue to earn yields of approximately 12% per annum, notwithstanding the decline in interest rates in the general economy. However, this trend has begun to be off-set by the continuing decline in interest rates which is putting downward pressure on the yields we can generate for members. As a result, our annualized net interest yield to members for the transition period ended September 30, 2002 was 12.2%, compared to 13.4% at December 31, 2001.

While our business has not been significantly impacted by the current recession, if the recession deepens or is prolonged, we would face a number of potential risks. A prolonged recession will likely dampen real estate development activity, thereby diminishing the market for our loans. In addition, if interest rates remain low for an extended period, it will be more difficult for us to continue to generate yields of 12% or better. Moreover, a deepening of the recession, or poor credit decisions by our Manager, may increase the default rate on our loans. To the extent that the efforts of our borrowers to develop and sell commercial real estate projects are adversely impacted by the status of the economy, we may experience an increase in loan defaults, which may reduce the amount of funds we have for distribution to our members. In this regard, it should be noted that the weighted average maturity of our outstanding loans as of September 30, 2002 was 11.96 months, compared to 8.94 months at December 31, 2001.

Accordingly, adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing this risk, we seek to maintain low loan to value ratios which are often calculated using as-if developed values, which as of September 30, 2002, were 54% on a weighted average basis based on appraised values available as of the loan origination dates. For a few loans we have subsequently received updated as-is appraisals or offers from prospective buyers. Based on the lower of original appraisals, updated as-is appraisals or offers to purchase from prospective buyers, the weighted loan to value ratio at September 30, 2002 was approximately 56%. The average loan to value ratio for those loans reappraised or revalued since loan origination approximated 95% at September 30, 2002. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

Historically, our Manager has focused its operations on Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of September 30, 2002, 47.47% of the principal amount of our loans were secured by real estate in Nevada, while 17.79%, 12.88% and 12.69% were secured by real estate in Arizona, Hawaii, and Texas respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. Commercial real estate markets in Nevada have continued to prosper, with significant borrowing activity, throughout the current recession. However, the rate of growth appears to be slowing. The commercial real estate markets in Texas and Arizona also appear to be relatively unaffected by the recession. Hawaii has been adversely affected by the downturn in tourism after September 11, 2001. Continued weakness in the tourism market may have significant adverse effects on real estate lending in Hawaii. As noted above, if the recession continues for an extended period or deepens, particularly in any of the identified states, our operating results could be adversely affected.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

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

INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Appraisals are also based on either an "as is basis" or "as completed basis". These appraised values do not reflect immediate sales values which may be substantially less.

REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

ALLOWANCE FOR LOAN LOSSES

When deemed necessary, the Company will provide for possible credit losses on mortgage loans through an allowance for loan losses. Additions to the allowance are based on an assessment of certain factors including, but not limited to estimated future losses on the loans and general economic conditions. Additions to the allowance are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the allowance. Subsequent recoveries of amounts previously charged-off are added back to the allowance.

RESULTS OF OPERATIONS

                              FOR THE
                            TRANSITION     FOR THE NINE    FOR THE YEAR   FOR THE YEAR
                           PERIOD ENDED    MONTHS ENDED       ENDED          ENDED
                           SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                               2002            2001           2001           2000
                            -----------     -----------    -----------    -----------
                                            (UNAUDITED)
Total revenues              $ 9,726,881     $ 8,140,242    $11,564,761    $ 1,266,685
Total expenses              $   442,559     $    53,272    $   176,906    $    25,117
                            -----------     -----------    -----------    -----------
Net income                  $ 9,284,322     $ 8,086,970    $11,387,855    $ 1,241,568
                            ===========     ===========    ===========    ===========
Net income allocated to
members per weighted
average membership Units    $       .92     $      1.02    $      1.34    $      0.45
                            ===========     ===========    ===========    ===========
Annualized net interest
yield to members(b)                12.2            13.6           13.4           13.5
                            ===========     ===========    ===========    ===========
Weighted average
membership Units(a)          10,142,982       7,942,536      8,519,804      2,754,854
                            ===========     ===========    ===========    ===========

(a) The weighted average number of outstanding Units for the transition period ended September 30, 2002 is calculated based upon the daily number of outstanding Units beginning on January 1, 2002. The weighted average number of outstanding Units for the year ended December 31, 2001 is calculated based upon the daily number of outstanding Units beginning on January 1, 2001. The weighted average number of outstanding Units for the period from September 1, 2000 through December 31, 2000 is calculated based upon the daily number of outstanding Units beginning on September 1, 2000.

(b) The annualized net interest yield to Unit holders is calculated based upon the net income allocated to Unit holders per weighted average Units then divided by number of months during each period and multiplied by 12 months, then divided by ten (the $10 cost per Unit).

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Total Revenues. For the nine months ended September 30, 2002, revenues totaled $9.7 million compared to $8.1 million for the same period in 2001, an increase of $1.6 million or 19%. The increase in revenue was primarily due to an increase in our average daily investments in mortgage loans of approximately 26%. Additionally, during the nine months ended September 30, 2002, we did not share in loan origination fees with our manager as we did for the same period in 2001. Overall, our average interest yields on our investments in mortgage loans during 2002 have not changed significantly compared to 2001.

Total Expenses. For the nine months ended September 30, 2002, expenses totaled $442,559 compared to $53,272 for the same period in 2001, an increase of
$389,287. Increase in total expenses for 2002 primarily related to an approximate $180,000 increase in managements fees, the provision for loan losses totaling $100,000, and interest expense approximating $114,000 related to secured borrowings as further discussed in Note E in the footnotes to the attached financial statements. We are continually evaluating the quality of our investments in mortgage loan portfolio and based upon future evaluations, may require additional charges to our allowance for loan losses. Management fees will be an annual recurring expense based upon an amount up to 0.25% of aggregate outstanding capital annually.

Net Income. Overall, net income for the nine months ended September 30, 2002 totaled $9.3 million compared to $8.1 million for the same period in 2001, an increase of $1.2 million or 15%.

Annualized Net Interest Yield To members. For the nine months ended September 30, 2002, annualized net interest yield to members totaled 12.2% compared to 13.6% for the same period in 2001. The decrease in annualized net interest yield to members was primarily related to an allowance for loan losses of $100,000, which our Manager decided to establish during the transition period ended September 30, 2002. To date, no specific loans have been written off or written down. See discussion below under "Asset Quality and Loan Reserves."

INVESTMENT IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

The following is a summary of our investment in mortgage loans as of September 30, 2002:

     Commercial                                  $28,181,705       30.90%
     Construction                                 26,241,223       28.78%
     Acquisition and development                  17,379,074       19.06%
     Bridge                                        9,129,025       10.01%
     Land                                         10,260,281       11.25%
                                                 -----------     -------
                                                 $91,191,308      100.00%
                                                 ===========     =======

     First mortgages                             $91,180,814       99.99%
     Second mortgages                                 10,494         .01%
                                                 -----------     -------
                                                 $91,191,308      100.00%
                                                 ===========     =======

The following is a schedule of the contractual maturities of investment in mortgage loans as of September 30, 2002 for the calendar years ending December 31 and should not be regarded as the Company's projection of cash flows. Actual cash flows are likely to be materially different.

     2002                                        $46,937,350
     2003                                         32,579,923
     2004                                         11,674,035
                                                 -----------
     Total                                       $91,191,308
                                                 ===========

The following is a schedule by geographic location of investment in mortgage loans as of September 30, 2002:

     Arizona                                     $16,225,981       17.79%
     California                                    1,247,876        1.37%
     Colorado                                        983,217        1.08%
     Hawaii                                       11,750,000       12.88%
     Nevada                                       43,288,748       47.47%
     New Mexico                                    1,157,505        1.27%
     Texas                                        11,568,971       12.69%
     Utah                                          3,369,010        3.69%
     Washington                                    1,600,000        1.76%
                                                 -----------     -------
     Total                                       $91,191,308      100.00%
                                                 ===========     =======

ASSET QUALITY AND LOAN RESERVES

Some losses may be expected when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. Our Manager, in connection with the quarterly closing of our accounting records and the preparation of our financial statements, evaluates our mortgage loan portfolio to determine if any outstanding loans are uncollectible or impaired and, in such event, whether a loss is probable. The fact that a loan is past due does not necessarily mean that the loan is uncollectible or impaired. Rather, all relevant circumstances are considered by our Manager to determine the probability of loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

     *    prevailing economic conditions;
     *    historical experience;
     *    the nature and volume of the loan portfolio;
     * the borrowers' financial condition and adverse situations that may affect the borrowers' ability to pay;
     *    evaluation of industry trends;
     *    review and  evaluation of loans  identified as having loss  potential;
          and
     * estimated net realizable value of any underlying collateral in relation to the loan amount.

When deemed necessary, the Company will provide credit losses on mortgage loans through an allowance for loan losses. Additions to the allowance are based on an assessment of certain factors including, but not limited to estimated future loan losses on the loans and general economic conditions. Additions to the allowance are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the allowance. Subsequent recoveries of amounts previously charged-off are added back to the allowance. There were no actual losses incurred on loans by us during the transition period ended
September 30, 2002. At September 30, 2002, we had four loans totaling $11,666,621 that were both past due on principal and more than 90 days past due on interest. As of September 30, 2002, foreclosure proceedings had commenced on these loans. Subsequent to September 30, 2002, we foreclosed on three of the four loans and took title to the collateral which consists of a golf course and raw land in Mesquite, Nevada. Our principal investment in these loans was $10,509,117. In December 2002, we acquired $3,084,000 in investments in mortgage loans from our Manager in exchange for an assignment of any judgment related to the personal guarantee associated with the golf course loan. No gain or loss was realized on the transaction, and all loans assigned to the Company were current and performing in accordance with all contractual terms. Based on the value of the underlying collateral, we do not expect to incur any losses on this property.

At December 31, 2001, the Company did not have any loans with payments that were delinquent over 90 days in regards to interest. As of the same date, the Company had two loans past the scheduled maturities, both of which have been repaid during 2002.

At September 30, 2002, we also had one loan totaling $3,369,010, which was past due on principal but current on interest. We have commenced foreclosure proceedings on this loan. Our Manager has evaluated this loan with regards to the underlying collateral and financial strength of the personal guarantors, and believes that this borrower and its guarantors have the ability to repay principal and interest on this loan. Accordingly, our Manager does not believe a specific allowance for loan losses is necessary for this loan as of September 30, 2002.

In addition to the above-mentioned loans, at September 30, 2002, our Manager had granted extensions on nine loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower's obligation to make interest payments on the loan. The aggregate amount due to us from borrowers whose loans had been extended as of September 30, 2002 was approximately $30,278,639. The average loan to value ratio on such loans is 54% based on the lower of appraised values available as of the loan origination dates, updated as-is appraisals, or offers to purchase from prospective buyers. Loan to value ratios on loans in foreclosure or on extensions are generally dramatically increased from the loan to value ratios computed based on appraisals conducted at the time of loan origination. As of September 30, 2002, all loans, except for the loans mentioned above, were current and performing according to their terms. As of December 31, 2001, the Company's Manager had granted extensions on 10 loans totaling $34,396,000.

Our Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrowers' ability to repay, prevailing economic conditions and the underlying collateral securing the loans. Based on this evaluation, our Manager believes that the allowance for loan losses totaling $100,000 included in the accompanying balance sheet as of September 30, 2002 is adequate to address estimated and expected credit impairment which is considered inherent in the Company's investment in mortgage loans as of that date.

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

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operation purposes. Subject to a 3% reserve, we use all of our available funds to invest in mortgage loans. Income generated from such loans is paid out to our members unless they have elected to reinvest their dividends. Approximately 480 of our 1,629 members currently reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage an annual management fee of up to 0.25% of our aggregate capital contributions. Pursuant to our Operating Agreement, the maximum amount of management fees Vestin Mortgage was entitled to receive during the transition period ended September 30, 2002 was $186,781.

During the transition period ended September 30, 2002, cash flows provided by our operating activities totaled $9,525,859. Our investing activities for the transition period ended September 30, 2002 consisted of proceeds from the sale, or payoffs, of investment in loans secured by real estate in the amount of $4,495,590 (net of purchases of mortgage loans), sale of and investment in certificates of deposits of $325,000. Our financing activities primarily consisted of members' distributions, net of reinvestments, of $7,554,132 and member withdrawals of $5,186,733.

As the offering of our Units was completed in June 2001 and 93% of our funds are currently invested in mortgage loans, we currently rely upon loan repayments and dividend reinvestments to provide the cash necessary to carry on our business. Any significant level of defaults on outstanding loans could significantly impact our liquidity, hurting or eliminating our ability to make distributions, invest in new loans, or return invested capital. This would diminish our capital resources and would impair our ability to invest in new loans. See the discussion above under "Asset Quality and Loan Reserves." In addition, withdrawals by our members would reduce the capital we have available for investment. Such withdrawals are limited by the terms of our Operating Agreement to not more than 10% per year and are subject to other conditions.

As of September 30, 2002, we have one revolving line of credit, which is from First Hawaiian Bank in the amount of $2,000,000. There was no outstanding balance as of September 30, 2002 for this line of credit. As of September 30, 2002, we were in compliance with all applicable covenants related to the line of credit.

We may seek to expand our capital resources through borrowings from institutional lenders or through securitization of our loan portfolio or similar arrangements. Other than the line of credit mentioned above, we currently do not have in place any commitments to borrow any funds. No assurance can be given that, if we should seek to borrow funds or to securitize our assets we would be able to do so on commercially attractive terms. Our ability to expand our capital resources in this manner is subject to many factors, some of which are beyond our control, including the state of the economy, the state of the capital markets and the perceived quality of our loan portfolio.

We do not currently have any interest in any special purpose entities nor do we have any commitments or obligations which are not reflected on our balance sheet. We do not have any interest in derivative contracts.

As of September 30, 2002, we recorded liabilities totaling $6.6 million as secured borrowings related to an intercreditor agreement. Certain loans outstanding as of September 30, 2002 have been participated to third parties ("the Investors") under the intercreditor agreement. Pursuant to the intercreditor agreement, the Investors may participate in certain loans with Vestin Mortgage, Fund II, and the Company (collectively, the "Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Investors; or (iii) repurchase the participation from the Investors for the outstanding balance of the participation plus accrued interest. Consequently, the Investors are in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as secured borrowings.

We maintain working capital reserves of approximately 3% of aggregate members' capital accounts in cash and cash equivalents, certificates of deposits and short-term investments. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital.

FACTORS AFFECTING OUR OPERATING RESULTS

Our business is subject to numerous factors affecting our operating results. In addition to the factors discussed above, our operating results may be affected by:

RISKS OF INVESTING IN MORTGAGE LOANS

     * Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

     * Our Manager approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry that our Manager performs will not reveal all material facts pertaining to the borrower and the security.

     * Appraisals may be performed on an "as-if completed" or "as-if developed" basis. As-if completed or as-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. Therefore there is a risk that the borrower will not complete development of the project which may affect the expected value of the property and the loan to value ratio.

     * Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

     * If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing our revenues and the distributions to members.

     * If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors who are willing to acquire interests in mortgage loans.

RISK OF DEFAULTS

Our performance will be directly impacted by any defaults on the loans in the portfolio. As noted above, we may experience a higher rate of defaults than conventional mortgage lenders. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect us against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less (if any) income from such loans, thereby reducing our earnings.

COMPETITION FOR BORROWERS

We consider our competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

EFFECT OF FLUCTUATIONS IN THE ECONOMY

Our sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which we concentrate our loans, could result in a decline in the demand for real estate development loans. In order to stay fully invested during a period of declining demand for real estate loans, we may be required to make loans on terms less favorable to us or to make loans involving greater risk to us. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although our lending rates are not directly tied to the Federal Reserve Board's discount rate, a sustained and widespread decline in interest rates will impact the interest we are able to earn on our loans. Since our loans generally do not have prepayment penalties, declining interest rates may also cause our borrowers to prepay their loans and we may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of our borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults we may experience.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not have any assets or liabilities denominated in foreign currencies nor does it own any options, futures or other derivative instruments.

Most of our assets consist of investments in mortgage loans. At September 30, 2002, our aggregate investment in mortgage loans was approximately $91.2 million with a weighted average effective interest rate of 13.58%. Most of the mortgage loans have a term of 12 months; the weighted average term of outstanding loans at September 30, 2002 was 11.96 months. All of the outstanding mortgage loans at September 30, 2002 were fixed rate loans. Currently, all of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. However, our Manager may at times sell mortgage loans in order take advantage of new loans with higher yields. Mortgage loans identified for future sale will be reclassified as held for sale investments. All of the mortgage loans do not have prepayment penalties.

At September 30, 2002, we also had approximately $5,537,334 invested in cash and cash equivalents, and certificates of deposit. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 C O N T E N T S

                                                                            PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........................

FINANCIAL STATEMENTS

     Balance Sheets.........................................................

     Statements of Income...................................................

     Statements of Members' Equity..........................................

     Statements of Cash Flows...............................................

     Notes to Financial Statements..........................................

SUPPLEMENTARY INFORMATION

     Report of Independent Certified Public Accountants on
     Supplementary Information..............................................

     Mortgage Loans on Real Estate:

          Mortgage Loan Rollforward.........................................

          Mortgage Loans by Type of Property................................

          Mortgage Loans by Lien Position...................................

          Mortgage Loans that Exceed Three Percent of the Portfolio.........

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF VESTIN FUND I, LLC

We have audited the accompanying balance sheets of Vestin Fund I, LLC (the "Company") as of September 30, 2002 and December 31, 2001, and the related statements of income, members' equity, and cash flows for the nine-month period and two years, respectively, then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund I, LLC as of September 30, 2002 and December 31, 2001, and the results of its operations and its cash flows for the nine-month period and two years, respectively, then ended in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Ernst & Young, LLP
Los Angeles, California
December 27, 2002

                               VESTIN FUND I, LLC

                                 BALANCE SHEETS


                                     ASSETS

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              2002            2001
                                                          ------------    ------------
Cash and cash equivalents                                 $  2,762,334    $  1,256,750
Short-term investment - related party                               --         550,000
                                                          ------------    ------------
     Total cash and cash equivalents                         2,762,334       1,806,750
Certificates of deposit                                      2,775,000       2,450,000
Due from Managing Member                                            --              --
Interest and other receivables                               1,175,972       1,008,728
Real estate held for sale                                    1,541,258              --
Investment in mortgage loans, net of allowance for loan
  losses of $100,000 and $0 at September 30, 2002
  and December 31, 2001, respectively                       91,091,308      97,228,156
Receivables under secured borrowing                          6,637,370              --
Deferred bond offering costs                                    83,631          28,490
                                                          ------------    ------------

     Total assets                                         $106,066,873    $102,522,124
                                                          ============    ============

                         LIABILITIES AND MEMBERS' EQUITY

Liabilities
  Due to Managing Member                                  $    430,447    $     66,525
  Secured borrowing                                          6,637,370              --
                                                          ------------    ------------
     Total liabilities                                       7,067,817          66,525
                                                          ------------    ------------

Members' equity - authorized 10,000,000 units
  10,547,605, 10,238,488 and 4,173,991 units issued and
  outstanding at $10 per unit at September 30, 2002,
  December 31, 2001 and December 31, 2000, respectively     98,999,056     102,455,599
                                                          ------------    ------------
     Total members' equity                                  98,999,056     102,455,599
                                                          ------------    ------------

     Total liabilities and members' equity                $106,066,873    $102,522,124
                                                          ============    ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                              STATEMENTS OF INCOME

                                     FOR THE TRANSITION  FOR THE NINE     FOR THE YEAR     FOR THE YEAR
                                        PERIOD ENDED     MONTHS ENDED        ENDED            ENDED
                                        SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,     DECEMBER 31,
                                            2002             2001             2001             2000
                                        ------------     ------------     ------------     ------------
                                                         (UNAUDITED)
REVENUES
  Interest income from investment in
    mortgage loans                      $  9,612,827     $  7,759,725     $ 11,051,141     $  1,076,435
  Loan origination fees                           --          256,230          256,230           90,615
  Other income                               114,054          124,287          257,390           99,635
                                        ------------     ------------     ------------     ------------
       Total revenues                      9,726,881        8,140,242       11,564,761        1,266,685
                                        ------------     ------------     ------------     ------------

OPERATING EXPENSES
  Interest expense                           113,689               --               --               --
  Management fees to Managing Member         186,781            7,184          130,851           25,013
  Provision for loan losses                  100,000               --               --               --
  Other                                       42,089           46,088           46,055              104
                                        ------------     ------------     ------------     ------------
       Total operating expenses              442,559           53,272          176,906           25,117
                                        ------------     ------------     ------------     ------------

       NET INCOME                       $  9,284,322     $  8,086,970     $ 11,387,855     $  1,241,568
                                        ============     ============     ============     ============

Net income allocated to members         $  9,284,322     $  8,086,970     $ 11,387,855     $  1,241,568
                                        ============     ============     ============     ============

Net income allocated to members per
  weighted average membership units     $       0.92     $       1.02     $       1.34     $       0.45
                                        ============     ============     ============     ============

Weighted average membership units         10,142,982        7,942,536        8,519,804        2,754,854
                                        ============     ============     ============     ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                          STATEMENTS OF MEMBERS' EQUITY

             FOR THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2002 AND
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                    UNITS            AMOUNT
                                                 -------------    -------------
Member's equity at December 31, 1999                    11,510    $     115,100

Issuance of units (net of offering costs)            4,148,294       40,684,710

Distributions                                               --         (802,037)

Reinvestments of distributions                          14,187          141,870

Net income                                                  --        1,241,568
                                                 -------------    -------------

Members' equity at December 31, 2000                 4,173,991       41,381,211

Issuance of units (net of offering costs)            5,923,233       59,030,659

Distributions                                               --      (10,756,770)

Reinvestments of distributions                         211,553        2,115,528

Members' withdrawals                                   (70,288)        (702,884)

Net income                                                  --       11,387,855
                                                 -------------    -------------

Members' equity at December 31, 2001                10,238,488      102,455,599

Distributions                                               --       (9,636,502)

Reinvestments of distributions                         208,237        2,082,370

Members' withdrawals                                  (518,673)      (5,186,733)

Net income                                                  --        9,284,322
                                                 -------------    -------------
Members' equity at September 30, 2002                9,928,052    $  98,999,056
                                                 =============    =============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                            STATEMENTS OF CASH FLOWS

                                                              FOR THE TRANSITION  FOR THE NINE     FOR THE YEAR     FOR THE YEAR
                                                                 PERIOD ENDED     MONTHS ENDED        ENDED            ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,     DECEMBER 31,
                                                                     2002             2001             2001             2000
                                                                 -------------    -------------    -------------    -------------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   9,284,322    $   8,086,970    $  11,387,855    $   1,241,668
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Change in operating assets and liabilities:
        Due from/to Managing Member                                    280,291          106,630          265,921         (199,396)
        Interest and other receivables                                (138,754)        (589,763)        (546,096)        (491,122)
        Allowance for loan losses                                      100,000               --               --               --
        Deferred revenues                                                   --         (256,230)        (256,230)         256,230
                                                                 -------------    -------------    -------------    -------------
        Net cash provided by operating activities                    9,525,859        7,347,607       10,851,450          807,380
                                                                 -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments in mortgage loans                        (40,070,662)     (92,791,846)    (136,896,686)     (45,619,914)
  Purchase of investments in mortgage loans from related party         (60,000)              --               --               --
  Proceeds received from sale of mortgage loans to:
    Vestin Fund II, LLC                                              1,815,000               --       21,289,763               --
    the Manager                                                             --               --        2,925,000               --
    other related party                                                914,973               --               --               --
  Proceeds from the sale of mortgage loans                           8,457,865               --       29,160,894        5,483,295
  Proceeds from loan payoff                                         33,438,414       34,719,664       25,669,492          760,000
  Investment in certificates of deposit                               (325,000)      (1,800,000)      (1,250,000)      (1,200,000)
                                                                 -------------    -------------    -------------    -------------
        Net cash provided by (used in) investing activities          4,170,590      (59,872,182)     (59,101,537)     (40,576,619)
                                                                 -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of membership units                                --       59,176,786       59,030,659       40,799,710
  Members' withdrawals                                              (5,186,733)        (758,033)        (702,884)              --
  Members' distributions, net of reinvestments                      (7,554,132)      (5,866,220)      (8,641,242)        (660,167)
                                                                 -------------    -------------    -------------    -------------
        Net cash provided by (used in) financing activities        (12,740,865)      52,552,533       49,686,533       40,139,543
                                                                 -------------    -------------    -------------    -------------

        NET INCREASE IN CASH                                           955,584           27,958        1,436,446          370,304

CASH, BEGINNING                                                      1,806,750          370,304          370,304               --
                                                                 -------------    -------------    -------------    -------------

CASH, ENDING                                                     $   2,762,334    $     398,262    $   1,806,750    $     370,304
                                                                 =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Non-cash financing activities:
    Conversion of deferred offering costs to
      membership units                                           $          --    $     201,666    $     201,666    $     798,334
                                                                 =============    =============    =============    =============
    Reinvestment of members' distributions                       $   2,082,370    $   1,396,086    $   2,115,528    $     141,870
                                                                 =============    =============    =============    =============
    Deferred debt offering costs paid by Manager                 $      83,631    $          --    $          --    $          --
                                                                 =============    =============    =============    =============
    Distributions payable to Manager                             $      93,500    $      92,316    $          --    $          --
                                                                 =============    =============    =============    =============
    Real estate held for sale acquired through foreclosure       $   1,541,258    $          --    $          --    $          --
                                                                 =============    =============    =============    =============
    Loans funded through secured borrowing                       $   6,637,370    $          --    $          --    $          --
                                                                 =============    =============    =============    =============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. ORGANIZATION

     Vestin Fund I, LLC, a Nevada Limited Liability Company, (the "Company") is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized on December 14, 1999 and will continue until December 31, 2019 unless dissolved prior or extended thereto under the provisions of its Operating Agreement. On July 19, 2001, the Company changed its name from DM Mortgage Investors, LLC to Vestin Fund I, LLC. The Company does not operate as an "investment company" within the meaning of the Investment Company Act of 1940.

     Prior to September 1, 2000, the Company was a development stage company. On August 23, 2000, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 units at $10 per unit. The Company commenced operations on September 1, 2000. By June 2001, the Company had sold all of the 10,000,000 units offered pursuant to the Company's registration statement. No additional units will be sold, however, current members may continue to participate in the Company's Distribution Reinvestment Plan whereby the member's distribution may be used to purchase additional units at $10.00 per unit. As of September 30, 2002, an additional 547,605 units have been purchased under this plan.

     The Manager of the Company is Vestin Mortgage, Inc., a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the symbol "VSTN." Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services. The Operating Agreement provides that the Manager has control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

     Vestin Mortgage, Inc. is also the Manager of Vestin Fund II, LLC, ("Fund II")an entity in the same business as the Company.

     In June 2002, the Company changed its fiscal year end from December 31 to September 30. The transition period ended September 30, 2002 reflects nine months of operating activities as a result of the change in fiscal year end.

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

     4. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include interest-bearing and non-interest-bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with liquidation provision of one month or less.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


     5. INVESTMENT IN MORTGAGE LOANS

     Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not reflect immediate sales values, which may be substantially less.

     6. SECURED BORROWING

     Loans that have been participated to third party investors through an intercreditor agreement ("Agreement") are accounted for as secured borrowing in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS NO. 140"). Under the Agreement, investors may participate in certain loans with Vestin Mortgage, Fund II, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, the Investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

     7. REVENUE RECOGNITION

     Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. The Company does not recognize interest income on loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable.

     8. ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment, which is considered inherent to the Company's investment in mortgage loans portfolio. The Manager's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the reserve are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


     9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Financial Accounting Standards Board's Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires the disclosure of fair value of the Company's financial assets. The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

     (a) Certificate of Deposits and Short Term Investments: The carrying amount of these instruments are at amortized cost which approximates fair value.

     (b) Investment in Mortgage Loans: The carrying value of these instruments, net of the allowance for loan losses, approximate the fair value due to their short-term maturities. Fair values for loans which are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the current carrying value.

     (c) Receivables under secured borrowing: The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

     10. NET INCOME ALLOCATED TO MEMBERS

     Net income allocated to members is computed by dividing net income by the weighted average number of membership units outstanding for the year.

     11. SEGMENTS

     The Company operates as one business segment.

     12. RECLASSIFICATION

     Certain prior year balances have been reclassified to conform to current year presentation.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE B - FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments with concentration of credit and market risk include cash, loans secured by trust deeds and receivables under secured borrowing.

     The Company maintains cash deposit accounts and certificates of deposit, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of September 30, 2002 and December 31, 2001, the Company had $6,089,461 and $4,384,678 of cash on hand with these financial institutions, respectively, in excess of the federally insured limits. These amounts represent cash on hand without regard to outstanding checks and deposits which are reflected in accompanying financial statements as of September 30, 2002.

     As of September 30, 2002, 47% of the Company's mortgage loans were in Nevada (compared to 38% at December 31, 2001) and 18% of the Company's investment in mortgage loans were in Arizona (compared to 3% at December 31, 2001). As a result of this geographical concentration of the Company's investment in mortgage loans, a downturn in the local real estate markets in Nevada and/or Arizona could have a material adverse effect on the Company.

     At September 30, 2002, the aggregate amount of loans to the Company's three largest borrowers represented 31% of the Company's total investment in mortgage loans. These mortgage loans consist of commercial and bridge loans located in Arizona and Nevada with a first lien position, earning between 13% and 14.5%, outstanding balances of $28,399,426 and maturities from November 2002 through June 2004. At December 31, 2001, the aggregate amount of loans to the Company's three largest borrowers represented 29% of the Company's total investment in mortgage loans. These mortgage loans consisted of acquisition and construction, bridge, and commercial loans, located in Nevada and Hawaii, with a first lien position, earning 14%, outstanding balances of $27,735,893 and maturities from January 2002 through November 2002. Because the Company has a significant concentration of credit risk with its three largest borrowers, a default by any of these borrowers could have a material adverse effect on the Company.

     Substantially all of the Company's mortgage loans will require the borrower to make a balloon payment of the principal at maturity. The success of a borrower's ability to repay its mortgage loan obligation in a large lump-sum payment may be dependent upon the borrower's ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan or deterioration in the value of the property may have an adverse effect on the borrower's ability to refinance.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE C - INVESTMENT IN MORTGAGE LOANS

     Investments in mortgage loans as of September 30, 2002 and December 31, 2001:

                                 September 30, 2002        December 31, 2001
                               ----------------------    ----------------------
Commercial                     $ 28,181,705     30.90%   $ 24,158,627     24.85%
Construction                     26,241,223     28.78%     26,184,197     26.93%
Acquisition and Development      17,379,074     19.06%     23,874,908     24.56%
Bridge                            9,129,025     10.01%     13,013,056     13.38%
Land                             10,260,281     11.25%      7,000,000      7.20%
Residential                              --        --%      2,997,368      3.08%
                               ------------   -------    ------------   -------
                               $ 91,191,308    100.00%   $ 97,228,156    100.00%
                               ============   =======    ============   =======

First Mortgages                $ 91,180,814     99.99%   $ 97,228,156    100.00%
Second Mortgages                     10,494      0.01%             --        --%
                               ------------   -------    ------------   -------
                               $ 91,191,308    100.00%   $ 97,228,156    100.00%
                               ============   =======    ============   =======

     The following is a schedule of contractual maturities of investment in mortgage loans as of September 30, 2002 and December 31, 2001 are as follows and should not be regarded as the Company's projection of cash flows. Actual cash flows are likely to be materially different.

                              September 30, 2002      December 31, 2001
                              ------------------      -----------------
          2002                   $46,937,350             $92,607,836
          2003                    32,579,923               2,485,812
          2004                    11,674,035                      --
          2005                            --               1,810,258
          2006                            --                 324,250
                                 -----------             -----------
                                 $91,191,308             $97,228,156
                                 ===========             ===========

     The following is a schedule by geographic location of investment in mortgage loans as of September 30, 2002 and December 31, 2001:

                                 September 30, 2002         December 31, 2001
                               ----------------------    ----------------------
Arizona                        $ 16,225,981     17.79%   $  2,564,381      2.64%
California                        1,247,876      1.37%     11,932,105     12.27%
Colorado                            938,217      1.08%             --        --%
Hawaii                           11,750,000     12.88%     19,113,911     19.66%
Nevada                           43,288,748     47.47%     36,659,142     37.70%
New Mexico                        1,157,505      1.27%      1,157,505      1.19%
Oregon                                   --        --%      3,938,393      4.05%
Texas                            11,568,971     12.69%     15,280,281     15.72%
Utah                              3,369,010      3.69%      4,982,438      5.12%
Washington                        1,600,000      1.76%      1,600,000      1.65%
                               ------------   -------    ------------   -------
                               $ 91,191,308    100.00%   $ 97,228,156    100.00%
                               ============   =======    ============   =======

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE C - INVESTMENT IN MORTGAGE LOANS - Continued

     At September 30, 2002, the Company had four loans totaling $11,666,621 that were both past due on principal and more than 90 days past due on interest. As of September 30, 2002, foreclosure proceedings had commenced on these loans. Subsequent to September 30, 2002, the Company foreclosed on three of the four loans and took title to the collateral, which consists of a golf course and raw land in Mesquite, Nevada. The principal investment in these loans was $10,509,117. Upon foreclosure, the carrying value of the golf course loan exceeded the appraised value of the property by $3,084,000. Therefore, in December 2002, the Company acquired $3,084,000 in investments in mortgage loans, which are in default but payments currently performing, from the Company's Manager in exchange for an assignment of any judgment related to the personal guarantee associated with the golf course loan. No gain or loss was realized on the transaction, and all loans assigned to the Company were current and performing in accordance with all contractual terms. Based on the value of the underlying collateral and the exchange of the personal guarantees, management does not expect to incur any losses on these properties.

     At September 30, 2002, the Company also had one loan totaling $3,369,010, which was past due on principal but current on interest. The Company has commenced foreclosure proceedings on this loan. The Company's Manager has evaluated this loan with regards to the underlying collateral and financial strength of the personal guarantors, and believes that this borrower and its guarantors have the ability to repay principal and interest on this loan. Accordingly, management does not believe a specific allowance for loan losses is necessary for this loan as of September 30, 2002.

     In addition to the above-mentioned loans, at September 30, 2002, the Company's Manager had granted extensions on 9 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, the Company only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower's obligation to make interest payment on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2002 was approximately $30,278,639. The average loan to value ratio on such loans is 54% based on the lower of appraised values available as of the loan origination dates, updated as-is appraisals, or offers to purchase from prospective buyers. As-if completed or as-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As of September 30, 2002, all loans, except for the loans mentioned above, were current and performing according to their terms. As of December 31, 2001, The Company's Manager had granted extensions on 10 loans totaling $34,396,000.

     At December 31, 2001, the Company did not have any loans with payments that were delinquent over 90 days in regards to interest. As of the same date, the Company had two loans past the scheduled maturities, both of which have been repaid during 2002.

     The Company has six mortgage loan products consisting of land, construction, commercial building, bridge, residential, and acquisition and development loans. Substantially all mortgage loans have effective interest rates ranging from 10% to 17% and 8% to 16% at September 30, 2002 and December 31, 2001, respectively. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates in the majority of the Company's loan portfolio, the Company does not report revenues by product type.

NOTE D - ALLOWANCE FOR LOAN LOSSES

     The Company's Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrowers' ability to repay, prevailing economic conditions and the underlying collateral securing the loans. Based on this evaluation, the Company's Manager believes that the allowance for loan losses totaling $100,000 included in the accompanying balance sheet as of September 30, 2002 is adequate to address estimated and expected credit impairment which is considered inherent in the Company's investment in mortgage loans as of that date.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE E - REAL ESTATE HELD FOR SALE

     In June 2002, the Company foreclosed on a mortgage loan for approximately $1,541,000 and took title to the property (a residential property located in Las Vegas, Nevada). The asset is included in investment in mortgage loans in the accompanying balance sheet as of December 31, 2001. The Company has evaluated this property and determined it was not necessary to adjust the carrying value of the asset upon transfer to real estate held for sale.

NOTE F -- SECURED BORROWING

     As of September 30, 2002, the Company recorded $6.6 million in secured borrowings pursuant to the intercreditor agreement with the related amounts included in receivables under secured borrowings. For the nine month period ended September 30, 2002, the Company recorded $114,000 in interest expense related to the secured borrowings.

NOTE G - REVOLVING LINE OF CREDIT

     The Company has a revolving line of credit with a financial institution, which provides for borrowing up to $2,000,000. There was no outstanding balance as of September 30, 2002 and December 31, 2001. The line of credit, which is secured by the Company's certificates of deposit with First Hawaiian Bank, is payable in monthly installments of interest only at 1.50% over the weighted average interest rate paid on the First Hawaiian Bank certificates of deposit (2.51% at September 30, 2002 and 3.75% at December 31, 2001), maturing October 31, 2002. The interest rate will be reset upon the occurrence of either a new drawing on the revolving line of credit or at the maturity of the certificate of deposit. The Company was in compliance with all covenants within the agreement as of September 30, 2002 and December 31, 2001.

NOTE H - MEMBERS' EQUITY

     1. MEMBERSHIP UNITS

     The Manager (in its Capacity as the Initial Member) has contributed to the capital of the Company $1,000,000 in connection with offering costs incurred. The members have contributed to the capital of the Company an amount equal to $10.00 for each unit subscribed for by each member, with a minimum subscription of 200 units per member. The total Capital contribution of the members will not exceed $100,000,000 not including reinvested distributions.

     2. ALLOCATIONS AND DISTRIBUTIONS

     In accordance with the operating agreement, the Company's profits, gains and losses are to be credited to and charged against each member in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

     Interest received on mortgage loans is distributed monthly to members, and members may elect to reinvest their distributions.

     Distributions of proceeds from the repayment of principal on a mortgage loan will be made to the members pro rata based on their capital accounts.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE H - MEMBERS' EQUITY - Continued

     3. WORKING CAPITAL RESERVES

     The Company is required by the operating agreement to maintain working capital reserves of at least 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy the Company's unforeseen obligations and for other permitted uses of its working capital. Working capital reserves of up to 3% in cash or cash equivalents, short-term investments and certificates of deposit are excluded from the funds committed to mortgage investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans. As of September 30, 2002 and December 31, 2001, the Company had $5,537,334 and $4,256,750,
     respectively, for its working capital reserves.

NOTE I - TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES

     1. FEES PAID BY THE COMPANY

          a. The Company's Manager is entitled to receive from the Company a management fee of up to 0.25% on an annual basis of the aggregate capital contributions, paid monthly in arrears. For the nine months ended September 30, 2002 and the year ended December 31, 2001, management fees earned by the Manager were $186,781 and $130,851, respectively.

          b. The Manager may receive fees for reselling foreclosed properties. These fees may not be greater than 3.00% of the proceeds where substantial service has been performed by the Manager. As of September 30, 2002 and December 31, 2001, no such services were performed, accordingly, no payments were paid to the Manager.

     2. FEES PAID BY BORROWERS

     The Manager receives fees upon loan origination for acting as a broker for which it generally charges loan origination fees of approximately 2-6% of the principal amount of each mortgage investment made during the year as well as nominal fees for evaluating and processing each loan. The Manager also receives nominal fees in consideration for servicing each loan during the loan term as well as loan extension fees of 2-5% of the outstanding principal of extended loans as permitted by local law and local market conditions.

          a. For the nine months ended September 30, 2002 and the year ended December 31, 2001, the Manager earned loan brokerage and origination fees paid by borrowers for loans funded by the Company in the amount of $1.4 million and $3.4 million, respectively.

          b. For the nine months ended September 30, 2002 and the year ended December 31, 2001, the Manager earned loan extension fees paid by the borrowers for loans funded by the Company in the amount of approximately $400,000 and $600,000, respectively.

     3. SHORT-TERM INSTRUMENT IN LTD, INC.

     As of December 31, 2001, the Company had an amount totaling $550,000 invested in certificates of LTD, Inc., an investment fund owned by the Chief Executive Officer of Vestin Group, Inc. LTD, Inc. is an investment fund offering 2001-Prime Plus One Certificates ("Certificate"), earning 5.75% at December 31, 2001. The terms of the Certificates provide the subscriber repayment of their funds in full or in part upon a 30 day written request. In March 2002, the Company liquidated its investment in these certificates resulting in no gain or loss. The Certificates were recorded on the balance sheet as of December 31, 2001 as short-term investment -- related party.

     4. SALES OF LOANS TO VESTIN FUND II, LLC

     During the transition period ended September 30, 2002 and year ended December 31, 2001, the Company sold at its cost $1,815,000 and $21,289,763, respectively, in mortgage loans to Fund II.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE I - TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES - Continued

     5. DUE TO THE MANAGER

     Due to the Manager at September 30, 2002 consisted of advances, and unpaid management fees and distributions payable totaling $430,447 on units owned by the Manager. Due to the Manager at December 31, 2001 consisted of advances by the Manager and of distributions payable to the Manager in the amount of $66,525. These advances do not accrue interest and are due on demand.

     6. OTHER TRANSACTIONS WITH THE MANAGER/AFFILIATES

     During the transition period ended September 30, 2002, the Company bought $60,000 in mortgage loans from an entity wholly owned by a director of the Manager, and sold to the same entity, a total of $914,973 in mortgage loans. The Company also sold a total of $1,815,000 in mortgage loans to Fund II.

     The Manager may purchase from the Company the interest receivable or principal on delinquent loans held by the Company. The Company shall not sell a foreclosed property to the Manager or to another program in which the Manager or its affiliates has an interest. As of September 30, 2002 and December 31, 2001, no such transactions occurred.

     As described in Note J, in December 2002 the Company exchanged its interest in a personal guarantee securing a defaulted loan for $3,084,000 in unrelated loans invested in by the Manager.

NOTE J - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following schedule is a selected quarterly financial data for the transition period ended September 30, 2002:

                             FIRST          SECOND         THIRD       SEPTEMBER 30,
                            QUARTER        QUARTER        QUARTER          2002
                          ------------   ------------   ------------   ------------
     Revenues             $  3,429,547   $  3,043,778   $  3,253,556   $  9,726,881
     Expenses                   62,405         79,099        301,055        442,559
                          ------------   ------------   ------------   ------------
     Net income           $  3,367,142   $  2,964,679   $  2,952,501   $  9,284,322
                          ============   ============   ============   ============
     Net income
       allocated
       to members per
       weighted average
       membership units   $        .33   $        .29   $        .30   $        .92
                          ============   ============   ============   ============
     Weighted average
       membership units    101,460,234     10,230,168      9,978,772     10,142,982
                          ============   ============   ============   ============

     The following schedule is a selected quarterly financial data for the year ended December 31, 2001:

                             FIRST          SECOND         THIRD          FOURTH
                            QUARTER        QUARTER        QUARTER        QUARTER          YEAR
                          ------------   ------------   ------------   ------------   ------------
     Revenues             $  1,776,242   $  2,945,534   $  3,418,466   $  3,424,519   $ 11,564,761
     Expenses                   28,309         24,870             93        123,634        176,906
                          ------------   ------------   ------------   ------------   ------------
     Net income           $ 1,747,933    $ 2,920,664    $  3,418,373   $  3,300,885   $ 11,387,855
                          ============   ============   ============   ============   ============
     Net income
       allocated
       to members per
       weighted average
       membership units   $        .34   $        .34   $        .34   $        .32   $       1.34
                          ============   ============   ============   ============   ============
     Weighted average
       membership units      5,089,337      8,626,200     10,160,200     10,232,787      8,519,804
                          ============   ============   ============   ============   ============

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE K - SUBSEQUENT EVENTS

     During November 2002, the Company foreclosed on three loans totaling $10,509,117 and took title to the collateral which consists of a golf course and raw land in Mesquite, Nevada. Upon foreclosure, the carrying value of the golf course loan exceeded the appraised value of the property by $3,084,000. Therefore, in December 2002, the Company acquired $3,084,000 in investments in mortgage loans, which are in default but payments currently performing, from the Company's Manager in exchange for an assignment of any judgment related to the personal guarantee associated with the golf course loan. No gain or loss was realized on the transaction, and all loans assigned to the Company were current and performing in accordance with all contractual terms. Management has evaluated the collateral and the exchange of the personal guarantee, and does not expect to incur any losses on these properties.

                            SUPPLEMENTARY INFORMATION

                                                                      SCHEDULE I

                               Vestin Fund I, LLC

                          MORTGAGE LOANS ON REAL ESTATE
                            MORTGAGE LOAN ROLLFORWARD


BALANCE, SEPTEMBER 1, 2000                                          $         --
     Additions during the period
          New mortgage loans                                          39,376,619
     Deductions during the period
          Collections of principal
          Mortgage loans sold                                                 --
                                                                    ------------
                                                                              --
                                                                    ------------
BALANCE, DECEMBER 31, 2000                                            39,376,619
     Additions during the period
          New mortgage loans                                         136,896,686
     Deductions during the period
          Collections of principal                                    25,669,492
          Mortgage loans sold                                         53,375,657
                                                                    ------------
                                                                      79,045,149
                                                                    ------------
BALANCE, DECEMBER 31, 2001                                            97,228,156
     Additions during the period
          New mortgage loans                                          40,070,662
          Mortgage loans bought                                           60,000
     Deductions during the period
          Collections of principal                                    33,438,414
          Mortgage loans foreclosed on                                 1,541,258
          Mortgage loans sold                                         11,187,838
                                                                    ------------
                                                                      46,167,510
                                                                    ------------

BALANCE, SEPTEMBER 30, 2002                                         $ 91,191,308
                                                                    ============

                                                                     SCHEDULE II

                               Vestin Fund I, LLC

                          MORTGAGE LOANS ON REAL ESTATE
                       MORTGAGE LOANS BY TYPE OF PROPERTY

As of September 30, 2002:

                                                                                                    AMOUNT
                                               FACE AMOUNT OF   CARRYING AMOUNT     MATURITY      SUBJECT TO
      TYPE OF PROPERTY        INTEREST RATE       MORTGAGE        OF MORTGAGE         DATE        DELINQUENCY
      ----------------        -------------     ------------      ------------     ----------     -----------
Commercial                         10%-17%      $151,206,092      $ 28,181,705      9/02-7/03     $        --
Construction                    12%-15.75%      $ 85,270,644      $ 26,241,223      6/02-6/04     $ 7,260,989
Acquisition and Development        12%-17%      $ 68,618,381      $ 17,379,074      2/02-9/03     $ 4,405,632
Land                            10%-14.75%      $ 21,630,500      $ 10,260,281     10-02-6/03     $        --
Bridge                           12.5%-14%      $ 20,061,996      $  9,129,025     11/02-9/03     $        --

As of December 31, 2001:

                                                                                                    AMOUNT
                                               FACE AMOUNT OF   CARRYING AMOUNT     MATURITY      SUBJECT TO
      TYPE OF PROPERTY        INTEREST RATE       MORTGAGE        OF MORTGAGE         DATE        DELINQUENCY
      ----------------        -------------     ------------      ------------     ----------     -----------
Commercial                         10%-15%      $ 98,262,200      $ 24,158,627      3/02-6/06     $        --
Construction                       14%-15%      $ 53,700,000      $ 26,184,197     12/01-8/02     $        --
Acquisition and Development        13%-16%      $ 62,760,043      $ 23,874,908     2/02-12/02     $        --
Land                                   14%      $ 15,000,000      $  7,000,000           4/02     $        --
Bridge                                 14%      $ 41,700,000      $ 13,013,056      6/01-3/02     $        --
Residential                         8%-14%      $  3,640,000      $  2,997,368      5/02-6/05     $        --

                                                                    SCHEDULE III

                               Vestin Fund I, LLC

                          MORTGAGE LOANS ON REAL ESTATE
                         MORTGAGE LOANS BY LIEN POSITION

As of September 30, 2002:

                          FACE AMOUNT OF                    CARRYING AMOUNT                    AMOUNT SUBJECT
LIEN POSITION                MORTGAGE      INTEREST RATE      OF MORTGAGE     MATURITY DATE    TO DELINQUENCY
-------------              ------------    -------------     ------------     -------------    --------------
1st                        $335,984,301         10%-17%      $ 91,180,814      10/01-10/03      $ 11,666,621
2nd                        $ 10,803,312      14%-14.75%      $     10,494        1/02-6/02      $         --

As of December 31, 2001:

                          FACE AMOUNT OF                    CARRYING AMOUNT                    AMOUNT SUBJECT
LIEN POSITION                MORTGAGE      INTEREST RATE      OF MORTGAGE     MATURITY DATE    TO DELINQUENCY
-------------              ------------    -------------     ------------     -------------    --------------
1st                        $275,062,243          8%-16%        97,228,156        6/01-6/06      $         --
2nd                        $         --              --                --               --      $         --

                                                                     SCHEDULE IV

                               Vestin Fund I, LLC

                          MORTGAGE LOANS ON REAL ESTATE
                    MORTGAGE LOANS THAT EXCEED THREE PERCENT
                                OF THE PORTFOLIO

As of September 30, 2002:

                                                                                                    AMOUNT
                       INTEREST                      LIEN      FACE AMOUNT OF   CARRYING AMOUNT   SUBJECT TO
DESCRIPTION OF LOAN      RATE     MATURITY DATE    POSITION       MORTGAGE        OF MORTGAGE     DELINQUENCY
-------------------      ----     -------------    --------     ------------      -----------     -----------
Acquisition and
Development             15.50%         2/02           1st       $  7,232,712      $  2,774,412    $ 2,774,412

Acquisition and
Development             14.00%         2/02           1st       $  6,999,043      $  3,369,009             --

Land                    14.00%         10/02          1st       $ 12,500,000      $  4,500,000             --

Construction            14.50%         6/04           1st       $ 17,201,520      $ 11,674,035             --

Construction            14.00%         6/02           1st       $  9,998,926      $  6,103,484    $ 6,103,484

Commercial              14.00%         11/02          1st       $ 49,379,591      $  6,650,000             --

Bridge                  14.00%         11/02          1st       $ 11,500,000      $  7,145,803             --

Acquisition and
Development             13.00%         10/02          1st       $  7,097,517      $  3,082,017             --

Commercial              12.50%         3/03           1st       $ 20,000,000      $  2,800,000             --

Commercial              13.00%         11/03          1st       $ 29,000,000      $  9,579,582             --

Construction            13.50%         5/03           1st       $ 18,129,043      $  3,050,000             --

As of December 31, 2001:

                                                                                                    AMOUNT
                       INTEREST                      LIEN      FACE AMOUNT OF   CARRYING AMOUNT   SUBJECT TO
DESCRIPTION OF LOAN      RATE     MATURITY DATE    POSITION       MORTGAGE        OF MORTGAGE     DELINQUENCY
-------------------      ----     -------------    --------     ------------      -----------     -----------
Construction            14.00%         3/02           1st       $ 17,500,000      $ 10,940,085             --

Commercial              14.00%         11/02          1st       $ 45,000,000      $  9,650,000             --

Bridge                  14.00%         1/02           1st       $ 11,500,000      $  7,145,808             --

Acquisition and
Development             13.00%         9/02           1st       $ 18,000,000      $  6,963,911             --

Construction            15.00%         2/02           1st       $ 14,000,000      $  6,457,865             --

Construction            14.00%         6/02           1st       $ 10,000,000      $  6,103,484             --

Commercial              14.00%         3/02           1st       $  9,000,000      $  6,000,000             --

Acquisition and
Development             14.00%         2/02           1st       $  7,000,000      $  4,982,438             --

Land                    14.00%         4/02           1st       $ 12,500,000      $  4,500,000             --

Acquisition and
Development             14.00%         4/02           1st       $  5,325,000      $  3,938,394             --

Bridge                  14.00%         6/01           1st       $  3,700,000      $  3,345,000             --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 18, 2002, we replaced Grant Thornton LLP with Ernst and Young as our independent auditors. During the period from January 1, 2002 through April 18, 2002, there were no disagreements with Grant Thornton LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Grant
Thornton LLP would have caused Grant Thornton LLP to make reference to the matter in their report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The Company does not have any directors or officers. The Company is managed by Vestin Mortgage. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and is traded on the Nasdaq National Market under the symbol "VSTN." Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services.

     The directors and executive officers of Vestin Mortgage are listed below:

             NAME               AGE                   TITLE
             ----               ---                   -----
     Stephen J. Byrne            45     Chief Executive Officer and Director
     Lance K. Bradford           36     Chief Financial Officer, Treasurer,
                                        Secretary and Director
     Peggy S. May                33     President
     Stephen A. Schneider        55     Vice President
     Michael V. Shustek          43     Director

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Stephen J. Byrne has been the Chief Executive Officer of Vestin Mortgage and the Chief Operations Officer of Vestin Group since January 2001. Mr. Byrne has also been a director of Vestin Mortgage since 1997 and of Vestin Group since April 1999. From its inception in 1997 to 2000, Mr. Byrne was the President of Vestin Mortgage. From 1999-2000, Mr. Byrne also served as the President of Vestin Group. Mr. Byrne joined Del Mar Mortgage in June 1998 as its Senior Lending Officer. In 1997, Mr. Byrne founded Capsource, Inc., a predecessor of Vestin Mortgage, which he owned and operated before joining Del Mar Mortgage. From 1991 to 1997, Mr. Byrne served as Vice President of Wells Fargo Bank and of its predecessor First Interstate Bank of Nevada. Mr. Byrne served in various capacities with First Interstate Bank, including Manager of the Diversified Asset Group based in Las Vegas and the commercial Diversified Asset Group in Houston, Texas. Mr. Byrne received a Bachelor of Science degree in Business Administration from Hastings College, Hastings, Nebraska.

Lance K. Bradford has been the Chief Financial Officer, Treasurer, Secretary and a director of Vestin Mortgage since April 1999. Since April 1999, Mr. Bradford has been the President, Treasurer, and a director of Vestin Group. Mr. Bradford was the Chief Financial Officer of Vestin Group from April 1999 to September 2002. From 1999 to 2000, Mr. Bradford was also the Corporate Secretary of Vestin Group. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a Certified Public Accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.

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

Stephen A. Schneider has been Vice President of Vestin Mortgage since January 2001. From July 2000 to December 2000, Mr. Schneider was the Chief Operation Officer of Vestin Group. Mr. Schneider is responsible for the maintenance of all banking and financial relationships. Mr. Schneider has over 26 years experience in the financial services industry. He worked at US Bank where he managed the bank's business banking department and underwrote loans for companies with sales of $1 million to $10 million and maintained relationships with the bank's business customers. Mr. Schneider sits on the boards of Focus Las Vegas and Leadership Las Vegas Youth as well as several other organizations. He assisted in the creation of the Vestin Foundation, a non-profit organization aimed at funding local charitable organizations.

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada's history. In 2000, Mr. Shustek co-authored a book, Trust Deed Investments, on the topic of private mortgage lending. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

On March 26, 1999, Del Mar Mortgage, a company controlled by Mr. Shustek, entered into a stipulated court order (the "Order") with the State of Nevada, Department of Business and Industry, Financial Institutions Division (the "Division") resolving a dispute regarding Del Mar Mortgage's alleged noncompliance with various Nevada regulatory statutes. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage agreed to assure compliance with applicable Nevada law in its advertising solicitation of mortgage borrowers and in its making and servicing of mortgage loans. Vestin Group and Vestin Mortgage, as successors to the mortgage company business of Del Mar Mortgage, agreed to adhere to the terms of the Order. Del Mar Mortgage paid the Division an aggregate of $50,000 to cover the Division's costs. The Order contained no findings of wrongful conduct by Del Mar Mortgage.

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or entity owns beneficially more than 5% of the ownership interests in us. Our Manager owns approximately 110,000 Units or 1% of our capital as of September 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

MANAGEMENT FEE

Our Manager is entitled to receive from us a management fee of up to 0.25% on an annual basis of the aggregate capital contribution, paid monthly in arrears. The amount of management fees incurred but not yet paid to our Manager for the transition period ended September 30, 2002 and year ended December 31, 2001 approximated $186,781 and $130,851, respectively.

AMOUNT DUE TO THE MANAGER

As of September 30, 2002 and December 31, 2001, we owed our Manager approximately $430,447 and $66,525, respectively, for expenses advanced on our behalf, and unpaid management fees and distributions due related to Units owned by our Manager.

FEES PAID BY BORROWERS

Our Manager receives fees upon loan origination for acting as a broker for which it generally charges loan origination fees of approximately 2-6% of the principal amount of each mortgage investment made during the year as well as nominal fees for evaluating and processing each loan. Our Manager also receives nominal fees in consideration for servicing each loan during the loan term as well as loan extension fees of 2-5% of the outstanding principal of extended loans as permitted by local law and local market conditions.

a. For the nine months ended September 30, 2002 and the year ended December 31, 2001, our Manager earned loan brokerage and origination fees paid by borrowers for loans funded by us in the amount of $1.4 million and $3.4 million, respectively.

b. For the nine months ended September 30, 2002 and the year ended December 31, 2001, our Manager earned loan extension fees paid by the borrowers for loans funded by us in the amount of approximately $400,000 and $600,000, respectively.

OTHER TRANSACTIONS WITH AFFILIATES

During the transition period ended September 30, 2002, Vestin Fund I, LLC, bought $60,000 in mortgage loans from a related party, and sold to a related party a total of $914,973 in mortgage loans.

During the transition period ended September 30, 2002, the Company sold $1,815,000 in mortgage loans to Vestin Fund II, LLC which is managed by our Company's Manager at their historical cost pursuant to Section 4.4.1 of the Company's Operating Agreement.

SHORT-TERM INSTRUMENT IN LTD, INC.

As of December 31, 2001, the Company had an amount totaling $550,000 invested in certificates of LTD, Inc., an investment fund owned by the Chief Executive Officer of Vestin Group, Inc. LTD, Inc. is an investment fund offering 2001-Prime Plus One Certificates ("Certificate"), earning 5.75% at December 31, 2001. The terms of the Certificates provide the subscriber repayment of their funds in full or in part upon a thirty (30) day written request. In March 2002, the Company liquidated its investment in these certificates resulting in no gain or loss. The Certificates were recorded on the balance sheet as of December 31, 2001 as short-term investments - related party.

                                     PART IV

ITEM 14. CONTROL AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this transition report on Form 10-K (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Vestin Mortgage, Inc., the Company's Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

     EXHIBIT NO.             DESCRIPTION OF EXHIBITS
     -----------             -----------------------
       3.1(1)       Articles of Organization(1)
       10           Amended and Restated Operating Agreement(2)

----------
(1) Incorporated herein by reference to our S-11 Registration Statement filed on December 21, 2000.
(2)  Incorporated   herein  by  reference  to  Amendment   No.  2  to  our  S-11
     Registration Statement filed on July 3, 2002.

                               REPORTS ON FORM 8-K

Current Reports on Form 8-K filed with the Commission on April 25, 2002 and April 29, 2002, which report the following items:

     (i)  Item 4 -- Changes in Registrant's Certifying Accountant; and

     (ii) Item 7 -- Exhibits.

Current Report on Form 8-K filed with the Commission on June 24, 2002, which reports the following item:

     Item 8 -- Change in Fiscal Year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Vestin Fund I, LLC


                                     By: Vestin Mortgage, Inc., its sole Manager


                                     By: /s/ Stephen J. Byrne
                                         Stephen J. Byrne
                                         Chief Executive Officer and Director
                                         (Principal Officer of the Manager)


                                     By: /s/ Lance K. Bradford
                                         Lance K. Bradford
                                         Chief Financial Officer of the Manager

Dated: December 27, 2002

                                 CERTIFICATIONS

I, Stephen J. Byrne, certify that:

1. I have reviewed this transition report on Form 10-K of Vestin Fund I, LLC;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report; and

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report.

Date: December 27, 2002

/s/ Stephen J. Byrne
Stephen J. Byrne*
Chief Executive Officer
of Vestin Mortgage, Inc., Manager of the Registrant

* Stephen J. Byrne functions as the equivalent of the chief executive officer of the Registrant for purposes of Rule 13a-14 under the Securities Exchange Act of 1934.

--------------------------------------------------------------------------------

I, Lance K. Bradford, certify that:

1. I have reviewed this transition report on Form 10-K of Vestin Fund I, LLC;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report; and

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report.

Date: December 27, 2002

/s/ Lance K. Bradford
Lance K. Bradford*
Chief Financial Officer
of Vestin Mortgage, Inc., Manager of the Registrant

* Lance K. Bradford functions as the equivalent of the chief financial officer of the Registrant for purposes of Rule 13a-14 under the Securities Exchange Act of 1934.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350

Stephen J. Byrne, as Chief Executive Officer of Vestin Mortgage, Inc., the sole Manager of Vestin Fund I, LLC (the "Registrant"), and Lance K. Bradford, as Chief Financial Officer of Vestin Mortgage, Inc., hereby certify, pursuant to 18 U.S.C.ss.1350, that

     (1) the Registrant's Transition Report on Form 10-K for the transition period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the applicable requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: December 27, 2002                /s/ Stephen J. Byrne
                                        ----------------------------------------
                                        Stephen J. Byrne*
                                        Chief Executive Officer
                                        of Vestin Mortgage, Inc., Manager of the
                                        Registrant

Dated: December 27, 2002                /s/ Lance K. Bradford
                                        ----------------------------------------
                                        Lance K. Bradford*
                                        Chief Financial Officer
                                        of Vestin Mortgage, Inc., Manager of the
                                        Registrant

* Stephen J. Byrne and Lance K. Bradford function, respectively, as the equivalent of the chief executive officer and chief financial officer of the Registrant for purposes of 18 U.S.C. Section 1350.