Form 10-Q
period 2002-12-31
VESTIN FUND I LLC
filed 2003-02-14
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 TRANSITION PERIOD FROM __________ TO __________

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

Yes [X]   No [ ]

As of January 31, 2003, the Issuer had 9,734,955 of its Units outstanding.

                                TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Balance sheets as of December 31, 2002 (unaudited),
  and September 30, 2002....................................................   3
Statements of income for the three months ended December 31, 2002
  and 2001 (unaudited)......................................................   4
Statement of members' equity for the three months ended
  December 31, 2002 (unaudited).............................................   5
Statements of cash flows for the three months ended December 31, 2002
  and 2001 (unaudited)......................................................   6
Notes to financial statements (unaudited)...................................   7

                               VESTIN FUND I, LLC

                                 BALANCE SHEETS


                                     ASSETS

                                                          (UNAUDITED)
                                                       DECEMBER 31, 2002   SEPTEMBER 30, 2002
                                                       -----------------   ------------------
Cash                                                      $    405,615        $  2,762,334
Certificates of deposit                                      2,200,000           2,775,000
Receivables under secured borrowing                          6,586,054           6,637,370
Interest and other receivables                               1,292,719           1,175,972
Real estate held for sale                                    9,196,778           1,541,258
Investment in mortgage loans, net of allowance for loan
  losses of $200,000 and $100,000, respectively             84,870,609          91,091,308
Deferred bond offering costs                                    92,384              83,631
                                                          ------------        ------------

       Total assets                                       $104,644,159        $106,066,873
                                                          ============        ============

                         LIABILITIES AND MEMBERS' EQUITY

Liabilities
  Due to Managing Member                                  $    531,144        $    430,447
  Secured borrowing                                          6,586,054           6,637,370
                                                          ------------        ------------
       Total liabilities                                     7,117,198           7,067,817
                                                          ------------        ------------

Members' equity - authorized 10,000,000 units
  9,844,154 and 9,928,052 units issued and oustanding
  at $10 per unit at December 31, 2002 and
  September 30, 2002, respectively                          97,526,961          98,999,056
                                                          ------------        ------------
       Total members' equity                                97,526,961          98,999,056
                                                          ------------        ------------

       Total liabilities and members' equity              $104,644,159        $106,066,873
                                                          ============        ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                     ---------------------------
                                                        2002             2001
                                                     ----------       ----------
Revenues
  Interest income from investment in
    mortgage loans                                   $2,516,526       $3,291,416
  Loan fees                                             104,788               --
  Other income                                           34,932          133,103
                                                     ----------       ----------
        Total revenues                                2,656,246        3,424,519
                                                     ----------       ----------

Operating expenses
  Interest expense                                      176,303               --
  Management fees to Managing Member                     62,655          123,667
  Provision for loan losses                             100,000               --
  Other                                                  30,085               --
                                                     ----------       ----------
        Total operating expenses                        369,043          123,667
                                                     ----------       ----------

        NET INCOME                                   $2,287,203       $3,300,852
                                                     ==========       ==========

Net income allocated to members                      $2,287,203       $3,300,852
                                                     ==========       ==========

Net income allocated to members per
  weighted average membership units                  $     0.23       $     0.33
                                                     ==========       ==========

Weighted average membership units                     9,920,256        9,982,276
                                                     ==========       ==========

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                          STATEMENT OF MEMBERS' EQUITY

                                   (UNAUDITED)

                                                    UNITS             AMOUNT
                                                 ------------      ------------
Members' equity at September 30, 2002               9,928,052      $ 98,999,056

Distributions                                              --        (2,920,314)

Reinvestments of distributions                         63,731           637,310

Members' withdrawals                                 (147,629)       (1,476,294)

Net income                                                 --         2,287,203
                                                 ------------      ------------

Members' equity at December 31, 2002                9,844,154      $ 97,526,961
                                                 ============      ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  2,287,203    $  3,300,852
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Change in operating assets and liabilities:
        Due to Managing Member                                     100,697         159,291
        Interest and other receivables                            (116,747)         43,667
        Deferred bond offering costs                                (8,753)
        Provision for loan losses                                  100,000              --
                                                              ------------    ------------
        Net cash provided by operating activities                2,362,400       3,503,810
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments in mortgage loans                    (17,000,967)    (44,104,840)
  Purchase of investments in mortgage loans from:
    Vestin Fund II, LLC                                        (12,575,000)             --
    other related party                                         (3,870,000)             --
  Proceeds received from sale of mortgage loans to:
    Vestin Fund II, LLC                                         12,520,000              --
    other related party                                          4,665,938              --
  Proceeds from loan payoff                                     14,725,208      44,325,485
  Proceeds from certificates of deposit                            575,000         550,000
                                                              ------------    ------------
        Net cash (used in) provided by investing activities       (959,821)        770,645
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Members' withdrawals                                          (1,476,294)             --
  Members' distributions, net of reinvestments                  (2,283,004)     (2,865,967)
                                                              ------------    ------------
        Net cash used in financing activities                   (3,759,298)     (2,865,967)
                                                              ------------    ------------

        NET INCREASE IN CASH                                    (2,356,719)      1,408,488

CASH, BEGINNING                                                  2,762,334         398,262
                                                              ------------    ------------

CASH, ENDING                                                  $    405,615    $  1,806,750
                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Non-cash investing and financing activities:
    Reinvestment of members' distributions                    $    637,310    $    719,442
                                                              ============    ============
    Distributions payable to Manager                          $     29,017    $         --
                                                              ============    ============
    Real estate held for sale acquired through foreclosure    $  7,655,520    $         --
                                                              ============    ============
    Loans funded through secured borrowing                    $     51,316    $         --
                                                              ============    ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                                   (Unaudited)

NOTE A -- ORGANIZATION

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

Prior to September 1, 2000, the Company was a development stage company. On August 23, 2000, the Company's Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 units at $10 per unit. The Company commenced operations on September 1, 2000. By June 2001, the Company had sold all of the 10,000,000 units offered pursuant to the Company's registration statement. No additional units will be sold, however, current members may continue to participate in the Company's Distribution Reinvestment Plan whereby the member's distribution may be used to purchase additional units at $10.00 per unit. As of December 31, 2002, an additional 497,708 units have been purchased under this plan.

The Manager of the Company is Vestin Mortgage, Inc. (the "Manager" or "Managing Member"), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the symbol "VSTN." Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services and has managed over $1 billion in real estate loans. The Operating Agreement provides that the Manager has control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund II, LLC, ("Fund II") an entity in the same business as the Company.

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the transition period ended September 30, 2002.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. MANAGEMENT ESTIMATES

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

2. ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company's investment in mortgage loans portfolio. The Manager's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

3. REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

4. INVESTMENTS IN MORTGAGE LOANS

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

5. SECURED BORROWING

Certain loans that have been participated to third party investors ("Investor") through an intercreditor agreement ("Agreement") are accounted for as secured borrowing in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS NO. 140"). Under the Agreement, investors may participate in certain loans with Vestin Mortgage, Fund II, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participation from the Investor for the outstanding balance of the participation plus accrued interest. Consequently, the Investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

NOTE C -- INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are as follows:

December 31, 2002

                                   NUMBER
             LOAN                    OF                         AVERAGE       PORTFOLIO        LOAN
             TYPE                   LOANS        BALANCE     INTEREST RATE    PERCENTAGE     TO VALUE*
             ----                -----------   -----------   -------------   -----------    -----------
Acquisition and development ..             4   $10,864,790          14.50%         12.77%         45.10%
Bridge .......................             4     7,149,023          12.88%          8.40%         63.99%
Commercial ...................            19    28,182,465          12.37%         33.13%         57.98%
Construction .................            11    25,038,116          13.84%         29.43%         55.68%
Land .........................             7    13,836,215          13.21%         16.27%         31.17%
                                 -----------   -----------    -----------    -----------    -----------
                                          45   $85,070,609          13.57%        100.00%         52.86%
                                 ===========   ===========    ===========    ===========    ===========

September 30, 2002

                                   NUMBER
             LOAN                    OF                         AVERAGE       PORTFOLIO        LOAN
             TYPE                   LOANS        BALANCE     INTEREST RATE    PERCENTAGE     TO VALUE*
             ----                -----------   -----------   -------------   -----------    -----------
Acquisition and development ..            11   $17,379,074          13.66%         19.06%         50.89%
Bridge .......................             3     9,129,025          13.17%         10.01%         69.20%
Commercial ...................            10    28,181,705          13.20%         30.90%         57.40%
Construction .................            11    26,241,223          14.09%         28.78%         51.93%
Land .........................             4    10,260,281          13.19%         11.25%         32.33%
                                 -----------   -----------    -----------    -----------    -----------
                                          39   $91,191,308          13.58%        100.00%         52.54%
                                 ===========   ===========    ===========    ===========    ===========

* Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not necessarily reflect the value which might be received upon an immediate sale of the property, which may be substantially different from the appraised value.

                           DECEMBER 31, 2002    PORTFOLIO    SEPTEMBER 30, 2002    PORTFOLIO
        LOAN TYPE               BALANCE        PERCENTAGE          BALANCE        PERCENTAGE
        ---------             -----------      -----------       -----------      -----------
First mortgages ..........    $85,060,115            99.99%      $91,180,814            99.99%
Second mortgages** .......         10,494             0.01%           10,494             0.01%
                              -----------      -----------       -----------      -----------
                              $85,070,609           100.00%      $91,191,308           100.00%
                              ===========      ===========       ===========      ===========

** All of the Company's second mortgages are junior to a first trust deed position held by either the Company or the Company's Manager.

The following is a schedule of maturities of investments in mortgage loans as of December 31, 2002:

          2003...................................    $ 73,221,574
          2004...................................      11,849,035
                                                     ------------
                                                     $ 85,070,609
                                                     ============

The following is a schedule by geographic location of investments in mortgage loans as of:

                           DECEMBER 31, 2002    PORTFOLIO    SEPTEMBER 30, 2002    PORTFOLIO
                                BALANCE        PERCENTAGE          BALANCE        PERCENTAGE
                              -----------      -----------       -----------      -----------
Arizona ..................    $ 9,267,144            10.89%      $16,225,981            17.79%
California ...............      8,741,417            10.28%        1,247,876             1.37%
Colorado .................      1,214,800             1.43%          983,217             1.08%
Hawaii ...................      9,938,662            11.68%       11,750,000            12.88%
Nevada ...................     36,205,915            42.56%       43,288,748            47.47%
New Mexico ...............      1,157,505             1.36%        1,157,505             1.27%
Texas ....................     13,736,156            16.15%       11,568,971            12.69%
Utah .....................      3,369,010             3.96%        3,369,010             3.69%
Washington ...............      1,440,000             1.69%        1,600,000             1.76%
                              -----------      -----------       -----------      -----------
                              $85,070,609           100.00%      $91,191,308           100.00%
                              ===========      ===========       ===========      ===========

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 10% to 17%. Revenue by product will fluctuate based upon relative balances during the period.

At December 31, 2002, ten of the Company's loans totaling $24.6 million were non-performing (more than 90 days past due on interest payments) and past due on principal. The Company has commenced foreclosure proceedings on these loans. During January 2003, the Company completed foreclosure on two of the ten loans totaling $372,784. These loans are included in the participation pool related to secured borrowing. Pursuant to the terms of an intercreditor agreement, the Company has continued to remit to the investor the interest due on the participated amounts. The Company's Manager evaluated all of these loans and concluded that the underlying collateral was sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

In addition to the above-mentioned loans, during the quarter ended December 31, 2002, the Company's Manager had granted extensions on 4 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended during the quarter ended December 31, 2002 was approximately $9.5 million. The Company's Manager concluded that no allowance was necessary with respect to these loans.

The Company's Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company's Manager believes that the allowance for loan losses totaling $200,000 included in the accompanying balance sheet as of December 31, 2002 is adequate to address estimated credit losses in the Company's investment in mortgage loans as of that date.

Decisions regarding an allowance for loan losses require management's judgment. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its members.

NOTE D -- RELATED PARTY TRANSACTIONS

As of December 31, 2002, amounts due to the Company's Manager totaling $531,144 is primarily comprised of amounts related to management fees, bond offering costs, and distributions payable on units owned by the Company's Manager. For the three months ended December 31, 2002 and 2001, the Company recorded management fees to the Company's Manager of approximately $62,655 and $123,667 respectively. Additionally, as of December 31, 2002, the Company recorded distributions owed to the Company's Manager of $29,017 based upon the total of 100,000 units owned by the Company's Manager.

During the three months ended December 31, 2002, the Company purchased $12,575,000 in investments in mortgage loans from Vestin Fund II, LLC and $3,870,000 from other related parties. For the same period, the Company sold $12,520,000 in investments in mortgage loans to Vestin Fund II, LLC and $4,665,938 to other related parties.

NOTE E -- REAL ESTATE HELD FOR SALE

During the three months ended December 31, 2002, the Company foreclosed on two loans totaling $10,739,520 and took title to the properties, which consisted of land and a partially completed golf course in Mesquite, Nevada. Upon foreclosure, the Company assigned the rights to any future judgment related to a personal guarantee associated with the golf course loan to the Manager in exchange for investments in mortgage loans, which are in default as of December 31, 2002, with a carrying amount of $3.1 million. The Company determined that the carrying amount of the investments in mortgage loans received approximated their fair value and, therefore, no gain or loss was recorded from this transaction. The remaining assets were transferred to real estate held for sale upon foreclosure at the estimated fair value of the land and golf course, aggregating $7,655,520. Based on management's estimate of fair value of these assets, no charge to the allowance for loan losses was required at the time the assets were transferred. The balance of real estate held for sale in the accompanying balance at December 31, 2002 was $9,196,778.

NOTE F -- SECURED BORROWING

As of December 31, 2002, the Company had $6.6 million in secured borrowings pursuant to an intercreditor agreement with the related amounts included in receivables under secured borrowings. For the three month period ended December 31, 2002, the Company recorded interest expense of $176,303 related to the secured borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Vestin Fund I, LLC (the "Company") was organized in December 1999 as a Nevada limited liability company, for the purpose of investing in mortgage loans. The Company invests in loans secured by real estate through deeds of trust and mortgages. Prior to September 1, 2000, the Company was a development stage company.

The Company's manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (the "Manager" or "Managing Member"). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the Nasdaq National Market under the ticker symbol "VSTN." Vestin Mortgage, Inc. is also the manager of Vestin Fund II, LLC, which is a similar fund to Vestin Fund I, LLC.

The following is a financial review and analysis of the Company's financial condition and results of operations for the three month period ended December 31, 2002. This discussion should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company's report on Form 10-K for the transition period ended September 30, 2002.

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

OVERVIEW

On August 23, 2000, the Company's Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit. The Company commenced operations on September 1, 2000. The Company commenced raising funds through the sale of its units in September 2000. By June 2001, the Company had sold all of the 10,000,000 units offered pursuant to the Company's registration statement. No additional units will be sold, however, current members may continue to participate in the Company's Distribution Reinvestment Plan whereby the member's distribution may be used to purchase additional units at $10.00 per unit. As of December 31, 2002, an additional 497,708 units have been purchased under this plan. Additionally, the Company issued approximately 100,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf.

SUMMARY OF FINANCIAL RESULTS

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                      2002             2001
                                                  ------------     ------------
Total revenues ................................   $  2,656,246     $  3,424,519
Total expenses ................................        369,043          123,667
                                                  ------------     ------------
Net income ....................................   $  2,287,203     $  3,300,852
                                                  ============     ============
Earnings per unit:
Net income allocated to members per weighted
  average membership units ....................   $       0.23     $       0.33
                                                  ============     ============
Annualized net interest yield to members (a) ..            9.2%            13.2%
                                                  ============     ============
Weighted average membership units .............      9,920,256        9,982,276
                                                  ============     ============

(a) The annualized net interest yield to unit holders is calculated based upon the net income allocated to unit holders per weighted average units as of December 30, 2002 and 2001 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Total Revenues. For the three months ended December 31, 2002, revenues totaled $2.7 million compared to $3.4 million for the same period in 2001, a decrease of $0.7 million or 21%. The decrease in revenue was primarily due to a decrease in our average daily investments in mortgage loans of approximately 3%.
Additionally, during the three months ended December 31, 2002, we had approximately $24.6 million in loans that were not performing. Consequently, our average interest yields on our investments in mortgage loans during the three months ended 2002 decreased compared to the same period in 2001.

Total Expenses. For the three months ended December 31, 2002, expenses totaled $369,043 compared to $123,667 for the same period in 2001, an increase of $245,376. Increase in total expenses for 2002 primarily related the provision for loan losses totaling $100,000, and interest expense totaling $176,303 related to secured borrowing as further discussed in Note F in the footnotes to the attached financial statements. Management fees for the quarter ended
December 31, 2002 totaled $62,655. Management fees are an annual recurring expense based upon an amount up to 0.25% of aggregate outstanding capital annually.

Net Income. Overall, net income for the three months ended December 31, 2002 totaled $2.3 million compared to $3.3 million for the same period in 2001, a decrease of $1.0 million or 30%.

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of delinquencies, foreclosures and related loan losses which we experience.

Although the US economy has suffered from a mild recession over the recent past, we have not experienced a material slowdown in commercial real estate lending in the markets we service. As a result, we have generally been able to keep our funds invested in mortgage loans and we have not encountered any material reduction in demand for our loan products. However, if the recession deepens or is prolonged, we would face a number of potential risks. A prolonged recession may dampen real estate development activity, thereby diminishing the market for our loans. In addition, the continuing decline in interest rates, which is largely attributable to the weak economy, may be expected to diminish the interest rates we can charge on our loans. Moreover, a prolonged recession or poor credit decisions by our Manager may increase the default rate on our loans. The establishment of an allowance for loan losses, and the general decline in interest rates contributed to the decline in our annualized net interest yield to members from 13.2% at December 31, 2001 to 9.2% at December 31, 2002.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of December 31, 2002, the Company invested in mortgage loans secured by real estate approximating $85,070,609, including 45 loans with an aggregate principal value of $85,060,115 secured by first deeds of trust. Three of these loans are also secured by second deeds of trust totaling $10,494. All of the Company's second mortgages are junior to a first trust deed position held by either the Company or the Company's Manager.

As of December 31, 2002, the weighted average contractual interest yield on the Company's investment in mortgage loans is 13.57%. These mortgage loans mature over the next 18 months.

Losses may occur when investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates the Company's mortgage loan portfolio for impairment. The fact that a loan is past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific reserves. This evaluation considers among other matters:

*    prevailing economic conditions;

*    historical experience;

*    the nature and volume of the loan portfolio;

* the borrowers' financial condition and adverse situations that may affect the borrowers' ability to pay;

*    evaluation of industry trends;

*    review and evaluation of loans identified as having loss potential; and

*    estimated net realizable value of any underlying collateral.

Based upon this evaluation the Company's Manager believes that the allowance for loan losses totaling $200,000 included in the accompanying balance sheet as of December 31, 2002 is adequate to address estimated credit losses.

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

INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not reflect immediate sales values, which may be substantially different.

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company's investment in mortgage loans portfolio. The Manager's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

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

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company's affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement the maximum amount of management fees the Manager was entitled to receive during the three months ended December 31, 2002 was approximately $62,655.

During the three months ended December 31, 2002, cash flows provided by operating activities approximated $2.4 million. Investing activities consisted of cash used to purchase investments in mortgage loans approximating $1.5 million (net of proceeds from investments in mortgage loans) and the maturity of certificates of deposit approximating $0.6 million. Financing activities consisted of members' withdrawals in the amount of $1.5 million and distributions of $2.3 million (net of reinvestments).

As of December 31, 2002,  members holding  approximately  29% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of withdrawals by our Members would reduce the capital we have available for investment. Such withdrawals are limited by the terms of our Operating Agreement to not more than 10% per year and are subject to other conditions. To date, our capital resources have not been materially impaired by loan defaults or withdrawals by members and we believe our current capital resources are sufficient to continue to maintain our investment portfolio.

Non-earning assets, which include loans on non-accrual (discussed in Note C) and real estate held for sale (discussed in Note E), totaled $33.8 million at December 31, 2002. It is possible that no earnings will be recognized from these assets until they are disposed of, and the time it will take to dispose of these assets cannot be predicted.

Total non-earning assets at December 31, 2002 have increased since September 30, 2002, as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, the Company does not believe that any losses will be incurred from these assets upon final disposition. However, it is possible that the Company will not be able to realize the full estimated values upon disposition, particularly if continuing economic weakness results in declining real estate values.

At December 31, 2002, the Company had $0.4 million in cash, $2.2 million in certificates of deposit, and $104.6 million in total assets. On the same date, the Company had a liability due to the Managing Member of approximately $0.5 million. Accordingly, it appears the Company has sufficient working capital to meet its operating needs in the near term.

As of December 31, 2002, the Company had liabilities totaling $6.6 million as secured borrowings related to an intercreditor agreement. Pursuant to the intercreditor agreement, the Investor may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("FAS 140").

The Company maintains working capital reserves of approximately 3% of aggregate members' capital accounts in cash and cash equivalents, and certificates of deposit. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy unforeseen obligations and for other permitted uses of the working capital.

Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The Company's business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company's operating results may be affected by:

RISKS OF INVESTING IN MORTGAGE LOANS

     * The Company's underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

     * The Company approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company's Manager performs will not reveal all material facts pertaining to the borrower and the security.

     * Appraisals may be performed on an "as-if completed" basis. Therefore there is a risk that the borrower will not complete development of the project which may affect the expected value of the property and the loan to value ratio.

     * The Company's results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

     * If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company's revenues and the distributions to members.

     * If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company's reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

RISK OF DEFAULTS

The Company's performance will be directly impacted by any defaults on the loans in its portfolio. As noted above, the Company may experience a higher rate of defaults than conventional mortgage lenders. The Company seeks to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect the Company against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that the Company will earn less (if any) income from such loans, thereby reducing the Company's earnings.

COMPETITION FOR BORROWERS

The Company considers its competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company does.
Competition in the Company's market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

EFFECT OF FLUCTUATIONS IN THE ECONOMY

The Company's sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the Company concentrates its loans, could result in a decline in the demand for real estate development loans. In order to stay fully invested during a period of declining demand for real estate loans, the Company may be required to make loans on terms less favorable to the Company or to make loans involving greater risk to the Company. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Company's lending rates are not directly tied to the Federal Reserve Board's discount rate, a sustained and widespread decline in interest rates will impact the interest the Company is able to earn on its loans. Since the Company's loans generally do not have prepayment penalties, declining interest rates may also cause the Company's borrowers to prepay their loans and the Company may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of the Company's borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Company may experience.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not have any assets or liabilities denominated in foreign currencies nor does it own any options, futures or other derivative instruments.

Most of the Company's assets consist of investments in mortgage loans. At December 31, 2002, the Company's aggregate investment in mortgage loans was $85,070,609 with a weighted average contractual yield of 13.57%. These mortgage loans mature over the next 18 months. All of the outstanding mortgage loans at December 31, 2002 are fixed rate loans. All of the mortgage loans are held for investment purposes. None of the mortgage loans have prepayment penalties.

For the three months ended December 31, 2002, the Company had investments in certificates of deposit and other short-term deposit accounts totaling $2.2 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Vestin Mortgage, Inc., the Company's Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended December 31, 2002.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      2.1      Articles of Organization*

     10.1      Operating Agreement**

     99.1      Certification Pursuant to U.S.C. 18 Section 1350

----------
* Previously filed as an exhibit to the Registration Statement on Form S-11 (File No. 333-32800) on March 17, 2000.

** Previously filed as an exhibit to the Amendment No. 4 to the Registration Statement on Form S-11/A (File No. 333-32800) on August 7, 2000.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND I, LLC

By: Vestin Mortgage, Inc., its sole manager

                                    BY: /s/ LANCE K. BRADFORD
                                        ----------------------------------------
                                        LANCE K. BRADFORD
                                        DIRECTOR, SECRETARY AND TREASURER
                                        (CHIEF ACCOUNTING OFFICER OF THE MANAGER
                                        AND DULY AUTHORIZED OFFICER)

Dated: February 13, 2003

                                 CERTIFICATIONS

I, Steven J. Byrne, as the Chief Executive Officer of Vestin Mortgage, Inc., the sole Manager of Vestin Fund I, LLC, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vestin Fund I, LLC

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Steven J Byrne
----------------------------------
Steven J Byrne
Chief Executive Officer*
Vestin Mortgage, Inc., sole
Manager of Vestin Fund I, LLC

* Steven J. Byrne functions as the equivalent of the Chief Executive Officer of the registrant

I, Lance K. Bradford, as the Chief Financial Officer of Vestin Mortgage, Inc., the sole Manager of Vestin Fund I, LLC, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vestin Fund I, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Lance K Bradford
----------------------------------
Lance K Bradford
Chief Financial Officer*
Vestin Mortgage, Inc., sole
Manager of Vestin Fund I, LLC

* Lance K. Bradford functions as the equivalent of the Chief Financial Officer of the registrant

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350


Stephen J. Byrne, as Chief Executive Officer of Vestin Mortgage, Inc., the sole Manager of Vestin Fund I, LLC (the "Registrant"), and Lance K. Bradford, as Chief Financial Officer of Vestin Mortgage, Inc., hereby certify, pursuant to 18 U.S.C.ss.1350, that

     (1) the Registrant's Report on Form 10-Q for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the applicable requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: February 13, 2003                /s/ Stephen J. Byrne
                                        ----------------------------------------
                                        Stephen J. Byrne*
                                        Chief Executive Officer
                                        of Vestin Mortgage, Inc., Manager of the
                                        Registrant


Dated: February 13, 2003                /s/ Lance K. Bradford
                                        ----------------------------------------
                                        Lance K. Bradford*
                                        Chief Financial Officer
                                        of Vestin Mortgage, Inc., Manager of the
                                        Registrant


* Stephen J. Byrne and Lance K. Bradford function, respectively, as the equivalent of the Chief Executive Officer and Chief Financial Officer of the Registrant for purposes of 18 U.S.C. Section 1350.