Form 10-Q
period 2003-03-31
VESTIN FUND I LLC
filed 2003-05-15
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes [X]  No [ ]

As of April 30, 2003, the Issuer had 9,552,984 of its Units outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
        Balance sheets as of March 31, 2003 (unaudited),
          and September 30, 2002...........................................    3
        Statements of income for the three and six months ended
          March 31, 2003 and 2002 (unaudited)..............................    4
        Statement of members' equity for the six months ended
          March 31, 2003 (unaudited).......................................    5
        Statements of cash flows for the six months ended
          March 31, 2003 and 2002 (unaudited)..............................    6
        Notes to financial statements (unaudited)..........................    8
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   12
PART II OTHER INFORMATION
Item 1. Legal Proceedings..................................................   19
Item 2. Changes in Securities and Use of Proceeds..........................   19
Item 3. Defaults Upon Senior Securities....................................   19
Item 4. Submission of Matters to a Vote of Security Holders................   19
Item 6. Exhibits and Reports on Form 8-K...................................   19
SIGNATURES.................................................................   20

                               VESTIN FUND I, LLC

                                 BALANCE SHEETS

                                     ASSETS

                                                           (UNAUDITED)
                                                          MARCH 31, 2003   SEPTEMBER 30, 2002
                                                          --------------   ------------------
Cash                                                       $  1,132,742       $  2,762,334
Certificates of deposit                                       1,825,000          2,775,000
Interest and other receivables                                1,018,062          1,175,972
Note receivable from Manager                                    723,763                 --
Real estate held for sale                                    21,471,784          1,541,258
Investment in mortgage loans, net of allowance for loan
  losses of $300,000 and $100,000, respectively              70,998,595         91,091,308
Assets under secured borrowing                               11,144,379          6,637,370
Deferred bond offering costs                                    115,943             83,631
                                                           ------------       ------------

          Total assets                                     $108,430,268       $106,066,873
                                                           ============       ============

                         LIABILITIES AND MEMBERS' EQUITY

Liabilities
  Accounts payable                                         $     16,666       $         --
  Due to Manager                                                     --            430,447
  Due to related parties                                         99,370                 --
  Secured borrowing                                          11,144,379          6,637,370
                                                           ------------       ------------
          Total liabilities                                  11,260,415          7,067,817
                                                           ------------       ------------

Members' equity - authorized 10,000,000 units
  9,715,872 and 9,928,052 units issued and oustanding
  at $10 per unit at March 31, 2003 and
  September 30, 2002, respectively                           97,169,853         98,999,056
                                                           ------------       ------------
          Total members' equity                              97,169,853         98,999,056
                                                           ------------       ------------

          Total liabilities and members' equity            $108,430,268       $106,066,873
                                                           ============       ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                 MARCH 31,                       MARCH 31,
                                       ----------------------------    ----------------------------
                                           2003            2002            2003            2002
                                       ------------    ------------    ------------    ------------
Revenues
  Interest income from investment in
    mortgage loans                     $  2,475,401    $  3,399,990    $  4,991,929    $  6,691,406
  Loan fees                                      --              --         104,788              --
  Other income                               36,743          29,557          71,674         162,660
                                       ------------    ------------    ------------    ------------
     Total revenues                       2,512,144       3,429,547       5,168,391       6,854,066
                                       ------------    ------------    ------------    ------------

Operating expenses
  Interest expense                          181,911              --         358,214              --
  Management fees to Manager                 62,852          62,101         125,508         185,768
  Provision for loan losses                 100,000              --         200,000              --
  Other                                      50,809             304          80,894             304
                                       ------------    ------------    ------------    ------------
     Total operating expenses               395,572          62,405         764,616         186,072
                                       ------------    ------------    ------------    ------------

     NET INCOME                        $  2,116,572    $  3,367,142    $  4,403,775    $  6,667,994
                                       ============    ============    ============    ============

Net income allocated to members        $  2,116,572    $  3,367,142    $  4,403,775    $  6,667,994
                                       ============    ============    ============    ============

Net income allocated to members per
  weighted average membership units    $       0.22    $       0.33    $       0.45    $       0.66
                                       ============    ============    ============    ============

Weighted average membership units         9,838,467      10,246,023       9,879,811      10,114,150
                                       ============    ============    ============    ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                          STATEMENT OF MEMBERS' EQUITY

                                   (UNAUDITED)

                                                    UNITS             AMOUNT
                                                 ------------      ------------
Members' equity at September 30, 2002               9,928,052      $ 98,999,056

Distributions                                              --        (5,711,177)

Capital contribution from Manager                          --         1,600,000

Reinvestments of distributions                        125,752         1,257,523

Members' withdrawals                                 (337,932)       (3,379,324)

Net income                                                 --         4,403,775
                                                 ------------      ------------

Members' equity at March 31, 2003                   9,715,872      $ 97,169,853
                                                 ============      ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED
                                                                        MARCH 31
                                                              ----------------------------
                                                                  2003            2002
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  4,403,775    $  6,667,994
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for loan losses                                    200,000              --
      Change in operating assets and liabilities:
        Due to Manager                                             (56,637)        303,328
        Due to related parties                                      99,370              --
        Interest and other receivables                             157,910          (1,451)
        Accounts payable                                            16,666              --
        Deferred bond offering costs                               (32,312)        (43,560)
                                                              ------------    ------------
        Net cash provided by operating activities                4,788,772       6,926,311
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments in mortgage loans                    (21,327,843)    (53,908,196)
  Purchase of investments in mortgage loans from:
    Vestin Fund II, LLC                                        (12,575,000)             --
    Vestin Group Inc.                                           (3,700,000)             --
    Other related party                                           (295,000)             --
    Private investor                                              (230,403)             --
  Proceeds received from sale of mortgage loans to:
    Vestin Fund II, LLC                                         13,300,263              --
    Vestin Group Inc.                                            4,500,000              --
    Other related party                                            290,938              --
  Proceeds from loan paid off                                   19,401,659      53,336,850
  Proceeds from sale of investment in real estate
    held for sale to Manager                                     1,100,000              --
  Proceeds from certificates of deposit                            950,000              --
                                                              ------------    ------------
        Net cash provided by (used in) investing activities      1,414,614        (571,346)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of membership units                            --         383,394
  Members' withdrawals                                          (3,379,324)     (1,186,858)
  Members' distributions, net of reinvestments                  (4,453,654)     (5,498,974)
                                                              ------------    ------------
        Net cash used in financing activities                   (7,832,978)     (6,302,438)
                                                              ------------    ------------

        NET (DECREASE) INCREASE IN CASH                         (1,629,592)         52,527

CASH, BEGINNING                                                  2,762,334         398,262
                                                              ------------    ------------

CASH, ENDING                                                  $  1,132,742    $    450,789
                                                              ============    ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (CONTINUED)

                                                                   FOR THE SIX MONTHS ENDED
                                                                           MARCH 31
                                                                 ----------------------------
                                                                     2003            2002
                                                                 ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Non-cash investing and financing activities:
    Reinvestment of members' distributions                       $  1,257,523    $  1,435,162
                                                                 ============    ============
    Real estate held for sale acquired through foreclosure       $ 19,930,526    $         --
                                                                 ============    ============
    Investment in mortgage loans in real estate acquired for
      investments in real estate held for sale                   $    478,829    $         --
                                                                 ============    ============
    Loans funded through secured borrowing                       $  4,507,009    $         --
                                                                 ============    ============
    Note receivable related to capital contribution by Manager   $    723,763    $         --
                                                                 ============    ============
    In substance payoff of payable to Manager related to
      capital contribution by Manager                            $    876,237              --
                                                                 ============    ============
    Sale of rights to receive proceeds of guarantee              $  3,084,000    $         --
                                                                 ============    ============
    Conversion of deferred offering costs to membership units    $         --    $  1,000,000
                                                                 ============    ============

The accompanying notes are an integral part of these statements.

                               VESTIN FUND I, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (Unaudited)

NOTE A -- ORGANIZATION

Vestin Fund I, LLC, a Nevada Limited Liability Company, (the "Company") is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized in December 1999 and will continue until December 31, 2019 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company's Operating Agreement.

The Manager of the Company is Vestin Mortgage, Inc. (the "Manager" or "Managing Member"), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the symbol "VSTN." Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services and has managed over $1 billion in real estate loans. The Operating Agreement provides that the Manager has control over the business of the Company; including the power to assign duties, to determine how to invest the Company's assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund II, LLC, ("Fund II") and inVestin Nevada, Inc., entities in the same business as the Company. The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the transition period ended September 30, 2002.

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

3. REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property's estimated fair value, less estimated costs to sell, based on appraisals and local market knowledge.

4. INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the "as-if developed" value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

Assets under secured borrowing have been segregated in the accompanying balance sheet and as of March 31, 2003 include loans outstanding of $11.1 million and real estate acquired through foreclosure of $58,250.

NOTE C -- INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are as follows:

March 31, 2003

                                   NUMBER
             LOAN                    OF                         AVERAGE       PORTFOLIO        LOAN
             TYPE                   LOANS        BALANCE     INTEREST RATE   PERCENTAGE      TO VALUE*
             ----                -----------   -----------   -------------   -----------    -----------
Acquisition and development ..             4   $10,705,666          14.71%         15.02%         43.27%
Bridge .......................             5     7,313,006          13.59%         10.26%         65.95%
Commercial ...................            21    28,348,646          12.77%         39.76%         62.61%
Construction .................             7    12,130,132          13.85%         17.01%         54.88%
Land .........................             6    12,322,316          12.95%         17.28%         43.02%
Residential ..................             3       478,829          12.50%          0.67%         70.00%
                                 -----------   -----------    -----------    -----------    -----------
                                          46   $71,298,595          13.36%        100.00%         55.40%
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
                                 ===========   ===========    ===========    ===========    ===========

* Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the "as-if developed" value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

                          MARCH 31, 2003    PORTFOLIO    SEPTEMBER 30, 2002   PORTFOLIO
      LOAN TYPE              BALANCE       PERCENTAGE         BALANCE        PERCENTAGE
      ---------            -----------     -----------      -----------      -----------
First mortgages .......    $71,293,101           99.99%     $91,180,814            99.99%
Second mortgages** ....          5,494            0.01%          10,494             0.01%
                           -----------     -----------      -----------      -----------
                           $71,298,595          100.00%     $91,191,308           100.00%
                           ===========     ===========      ===========      ===========

** All of the Company's second mortgages are junior to a first trust deed position held by either the Company or the Company's Manager.

The following is a schedule of maturities of investments in mortgage loans as of March 31, 2003:

          2003...................................    $  66,459,933
          2004...................................        4,838,662
                                                     -------------
                                                     $  71,298,595
                                                     =============

The following is a schedule by geographic location of investments in mortgage loans as of:

                  MARCH 31, 2003   PORTFOLIO    SEPTEMBER 30, 2002   PORTFOLIO
                     BALANCE       PERCENTAGE        BALANCE         PERCENTAGE
                   -----------     ----------      -----------       ----------
Arizona ........   $ 9,556,502          13.40%     $16,225,981            17.79%
California .....     7,353,182          10.31%       1,247,876             1.37%
Colorado .......     1,263,333           1.77%         983,217             1.08%
Florida ........       115,450           0.16%              --             0.00%
Hawaii .........     9,938,662          13.94%      11,750,000            12.88%
Nevada .........    26,485,436          37.15%      43,288,748            47.47%
New Mexico .....       478,829           0.67%       1,157,505             1.27%
Texas ..........    11,298,191          15.85%      11,568,971            12.69%
Utah ...........     3,369,010           4.73%       3,369,010             3.69%
Washington .....     1,440,000           2.02%       1,600,000             1.76%
                   -----------     ----------      -----------       ----------
                   $71,298,595         100.00%     $91,191,308           100.00%
                   ===========     ==========      ===========       ==========

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 10% to 17%. Revenue by product will fluctuate based upon relative balances during the period.

At March 31, 2003, five of the Company's loans totaling $10.8 million were non-performing (more than 90 days past due on interest payments) and past due on principal. The Company has commenced foreclosure proceedings on these loans. One of these loans totaling $250,000 is included in the participation pool related to secured borrowing. Pursuant to the terms of an intercreditor agreement, the Company has continued to remit to the investor the interest due on the participated amounts. The Company's Manager evaluated all of these loans and concluded that the underlying collateral was sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

In addition to the above-mentioned loans, as of the quarter ended March 31, 2003, the Company's Manager had granted extensions on 12 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of the quarter ended March 31, 2003 was approximately $15.9 million. The Company's Manager concluded that no allowance was necessary with respect to these loans.

The Company's Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company's Manager believes that the allowance for loan losses totaling $300,000 included in the accompanying balance sheet as of March 31, 2003 is adequate to address estimated credit losses in the Company's investment in mortgage loan portfolio as of that date.

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

NOTE D -- RELATED PARTY TRANSACTIONS

For the three and six months ended March 31, 2003 and 2002, the Company recorded management fees to the Company's Manager of approximately $62,852 and $125,508, respectively, compared to $62,101 and $185,768 for the same periods in 2002. Additionally, for the three and six months ended March 31, 2003, the Company recorded pro rata distributions owed to the Company's Manager of $27,017 and $56,033 based upon the total of 100,000 units owned by the Company's Manager.

As of March 31, 2003, the Company recorded a note receivable from its Manager totaling $723,763. The note is unsecured, bears interest at 6%, matures on September 30, 2003, and requires five equal monthly payments totaling $147,668 beginning on May 31, 2003. The note constitutes a capital contribution made by the Manager to restore the value of the members' capital account in Fund I to approximately $10 per unit. No units were issued to the Manager in consideration of this capital contribution.

During the six months ended March 31, 2003, the Company purchased $12,575,000 in investments in mortgage loans from Vestin Fund II, LLC, $3,700,000 from Vestin Group, Inc., $478,829 from the Manager and $295,000 from other related parties. For the same period, the Company sold $13,300,263 in investments in mortgage loans to Vestin Fund II, LLC, $4,500,000 to Vestin Group Inc., and $290,938 to other related parties.

During the six months ended March 31, 2003, the Company sold real estate held for sale of $1.6 million to Vestin Group. No gain or loss was recorded on this sale.

During the quarter ended March 31, 2003, the Company received a capital contribution from the Company's Manager of $1.6 million to increase the members' capital account to approximately $10 per unit. The contribution includes a note receivable totaling $723,763, which bears interest at 6% and requires five equal monthly payments totaling $147,668 beginning on May 31, 2003. The contribution also includes the forgiveness of management fees and other awards payable to the Manager and other accounts payable of $876,237.

NOTE E -- REAL ESTATE HELD FOR SALE

At March 31, 2003, the Company had seven properties with a total carrying value of $21.5 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The Company may share ownership of such properties with Fund II, the Manager, or other unrelated parties. The summary below includes the Company's percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not the Company's intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a summary of real estate held for sale as of March 31, 2003:

                       Description                               % of ownership   Carrying value
                       -----------                               --------------   --------------
Raw land in Mesquite, Nevada                                          58%           $ 2,961,029
40 acres of land containing 381 RV lots in Las Vegas, Nevada          69%            12,141,886
A 36-unit apartment complex located in Las Vegas, Nevada,             13%               215,432
65 acres of raw land in Mesquite, Nevada                              59%             1,839,607
A custom residential property located in Santa Fe, New Mexico         96%             1,191,055
An uncompleted golf course in Mesquite, Nevada                        64%             3,019,484
An approximate 200-unit apartment complex located in Las Vegas,
   Nevada                                                              2%               103,291
                                                                                    -----------
          Total                                                                     $21,471,784
                                                                                    ===========

Based on management's estimate of fair value of these assets, no impairment charge was required as of March 31, 2003.

Through foreclosure, the Company assumed an approximate 2% ownership of a 200-unit apartment complex as described above. The other 98% is owned by Fund
II. The Company has engaged an outside management company to manage the apartment complex, pending its sale. The Company's share of income from operations for the three months ended March 31, 2003 totaled $80 which is included in other income on the accompanying statements of income.

NOTE F -- SECURED BORROWING

As of March 31, 2003, the Company had $11.1 million in secured borrowings pursuant to an intercreditor agreement with the related amounts included in assets under secured borrowing. For the three and six month periods ended March 31, 2003, the Company recorded interest expense of $181,911 and $358,214, respectively, related to the secured borrowing.

NOTE G -- LITIGATION INVOLVING THE MANAGER

The Manager, Vestin Group, Inc., and Del Mar Mortgage, Inc., a company wholly owned by Mike Shustek, the largest shareholder and CEO of the Vestin Group, Inc. (collectively, the "defendants"), are defendants in a civil action (the "Action"). On April 10, 2003, the United States District Court for the District of Nevada (the "Court") entered a judgment in the Action for $5.0 million, plus interest accruing from March 26, 2003, jointly and severally against the defendants. Subsequent to April 10, 2003, the Court stayed the execution of the judgment pending the hearing and ruling on post-trial motions and accordingly, the Court did not require the defendants to post a bond for the judgment. Del Mar Mortgage, Inc. has indemnified Vestin Group, Inc. and the Manager for any losses and expenses in connection with the Action. Mr. Shustek has guaranteed the indemnification. If the stay of execution is lifted, Mr. Shustek has agreed to provide a bond in the amount of the judgment. In management's opinion after consultation with legal counsel, the judgment against Vestin Group, Inc. and the Manager will be vacated and will have no effect on the operating results and financial condition of the Company. The defendants are appealing the rating by the District Court.

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

The Company's manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (the "Manager" or "Managing Member"). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the Nasdaq National Market under the ticker symbol "VSTN." Vestin Mortgage, Inc. is also the manager of Vestin Fund II, LLC, and inVestin Nevada, Inc. which are entities similar to Vestin Fund I, LLC.

The following is a financial review and analysis of the Company's financial condition and results of operations for the three and six month periods ended March 31, 2003. This discussion should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company's report on Form 10-K for the transition period ended September 30, 2002.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases "will likely result," "are expected to," "is anticipated," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

OVERVIEW

The Company commenced raising funds through the sale of its units in September 2000. By June 2001, the Company had sold all of the 10,000,000 units offered pursuant to the Company's registration statement. No additional units will be sold, however, current members may continue to participate in the Company's Distribution Reinvestment Plan whereby the member's distribution may be used to purchase additional units at $10.00 per unit. As of March 31, 2003, an additional 562,332 units have been purchased under this plan. Additionally, in connection with the Company's organization, the Company issued approximately 100,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company's behalf.

SUMMARY OF FINANCIAL RESULTS

                                                          THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                                          ----------------------------    ----------------------------
                                                              2003            2002            2003            2002
                                                          ------------    ------------    ------------    ------------
Total revenues ........................................   $  2,512,144    $  3,429,547    $  5,168,391    $  6,854,066

Total expenses ........................................        395,572          62,405         764,616         186,072
                                                          ------------    ------------    ------------    ------------
Net income ............................................   $  2,116,572    $  3,367,142    $  4,403,775    $  6,667,994
                                                          ============    ============    ============    ============
Earnings per unit:
Net income allocated to members per weighted average
  membership units ....................................   $       0.22    $       0.33    $       0.45    $       0.66
                                                          ============    ============    ============    ============
Annualized rate of return to members (a) ..............            8.6%           13.1%            8.9%           13.2%
                                                          ============    ============    ============    ============
Weighted average membership units .....................      9,838,467      10,246,023       9,879,811      10,114,150
                                                          ============    ============    ============    ============

(a) The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of March 31, 2003 and 2002 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

THREE AND SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2002

Total Revenues. For the three and six months ended March 31, 2003, revenues totaled $2.5 million and $5.2 million, respectively, compared to $3.4 million and $6.9 million for the same period in 2002, a decrease of $0.9 million and $1.7 million or 26% and 25%. The decrease in revenue was primarily due to an increase in non-earning assets. The Company's non-earning assets at March 31, 2003 were approximately $32.5 million, an increase of $32.5 million for the three and six months ended March 31, 2003, compared to the same periods in 2002. Consequently, interest earned on our investments in mortgage loans during the six months in 2003 decreased compared to the same period in 2002. Our Manager believes that the increase in non-earning assets is primarily the result of the individual circumstances of the borrowers involved. Our revenues will continue to suffer until we are able to convert a significant portion of the non-earning assets into interest paying mortgage loans. We attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with our objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell foreclosed properties.

Total Expenses. For the three and six months ended March 31, 2003, expenses totaled $395,572 and $764,616, respectively, compared to $62,405 and $186,072 for the same period in 2002, an increase of $333,167 and $578,544, respectively. Increase in total expenses for 2003 primarily related to the provision for loan losses totaling $200,000, and interest expense totaling $358,214 related to secured borrowing as further discussed in Note F in the footnotes to the attached financial statements. Although our Manager believes the current provision for loan losses is adequate, it is possible that this provision will need to be increased to reflect difficulties encountered in recovering our investment in defaulted loans. In such event, our expenses may materially increase. Management fees for the three and six months ended March 31, 2003 totaled $62,852 and $125,508, respectively. Management fees are an annual recurring expense based upon an amount up to 0.25% of aggregate outstanding capital.

Net Income. Overall, net income for the three and six months ended March 31, 2003 totaled $2.1 million and $4.4 million compared to $3.4 million and $6.7 million, respectively, for the same period in 2002, a decrease of $1.3 million and $2.3 million or 38% and 34%, respectively.

Annualized Rate of Return to Members. For the three and six months ended March 31, 2003, annualized rate of return to members totaled 8.6% and 8.9%, respectively, as compared to 13.1% and 13.2%, respectively for the same periods in 2002. The decrease in annualized rate of return to members was primarily the result of the increase in non-earning assets of $32.5 million as of March 31, 2003 compared to $0 as of March 31, 2002.

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of delinquencies, foreclosures and related loan losses which we experience. The amount of capital we have to invest in mortgage loans has been reduced by the increase in non-earning assets discussed above and redemptions during the past six months of approximately $3.4 million.

Although the US economy has suffered from a mild recession over the recent past, we have not experienced a material slowdown in commercial real estate lending in the markets we service. However, a prolonged recession may dampen real estate development activity, thereby diminishing the market for our loans. In addition, the continuing decline in interest rates, which is largely attributable to the weak economy, may be expected to diminish the interest rates we can charge on our loans. The average interest rate on our loans at March 31, 2003 was 13.36%, as compared to 13.11% at March 31, 2002. Moreover, a prolonged recession or poor credit decisions by our Manager may continue the increase in non-earning assets. This increase in non-earning assets has contributed to the decline in our annualized rate of return to members from 13.2% at March 31, 2002 to 8.9% for the six months ended March 31, 2003.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2003, the Company invested in mortgage loans secured by real estate totaling $71,298,595, including 46 loans with an aggregate principal value of $71,293,101 secured by first deeds of trust. Two of these loans are also secured by second deeds of trust totaling $5,494. All of the Company's second mortgages are junior to a first trust deed position held by either the Company or the Company's Manager.

As of March 31, 2003, the weighted average contractual interest yield on the Company's investment in mortgage loans is 13.36%. These mortgage loans mature within the next 24 months.

Losses may occur from investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers. There is no precise method of predicting potential losses.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates the Company's mortgage loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific reserves. This evaluation considers among other matters:

     o    prevailing economic conditions;

     o    historical experience;

     o    the nature and volume of the loan portfolio;

     o the borrowers' financial condition and adverse situations that may affect the borrowers' ability to pay;

     o    evaluation of industry trends;

     o    review and  evaluation of loans  identified as having loss  potential;
          and

     o    estimated net realizable value of any underlying collateral.

Based upon this evaluation the Company's Manager believes that the allowance for loan losses totaling $300,000 included in the accompanying balance sheet as of March 31, 2003 is adequate to address estimated credit losses.

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

REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property's estimated fair value, less estimated costs to sell.

INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if developed basis". These appraised values do not reflect immediate sales values, which may be substantially different.

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

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company's capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company's affairs. The Company may pay the Manager an annual management fee of up to 0.25% of the Company's aggregate capital contributions. Pursuant to the Company's Operating Agreement, the Company recorded management fees to the Manager during the three and six months ended March 31, 2003 of $62,852 and $125,508, respectively.

During the six months ended March 31, 2003, cash flows provided by operating activities approximated $4.8 million. Investing activities consisted of cash provided by sales of investments in mortgage loans approximating $0.5 million (net of proceeds from investments in mortgage loans) and the maturity of certificates of deposit approximating $0.9 million. Financing activities consisted of members' withdrawals in the amount of $3.4 million and distributions of $4.4 million (net of reinvestments).

As of March 31, 2003, members holding approximately 19% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of withdrawals by our Members would reduce the capital we have available for investment. Such withdrawals, which totaled approximately $3.4 million for the six months ended March 31, 2003, are limited by the terms of our Operating Agreement to not more than 10% per year and are subject to other conditions.

Non-earning assets, which include loans on non-accrual (discussed in Note C) and real estate held for sale (discussed in Note E), totaled $32.5 million at March 31, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, and the time it will take to dispose of these assets cannot be predicted.

Our Manager believes that total non-earning assets at March 31, 2003 have increased since September 30, 2002, primarily as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, the Company does not believe that any losses will be incurred from these assets upon final disposition. However, it is possible that the Company will not be able to realize the full estimated values upon disposition, particularly if continuing economic weakness results in declining real estate values.

At March 31, 2003, the Company had $1.1 million in cash, $1.8 million in certificates of deposit, and $108.4 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

As of March 31, 2003, the Company had liabilities totaling $11.1 million as secured borrowings related to an intercreditor agreement. Pursuant to the intercreditor agreement, the Investor may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, "the Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

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

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The Company's business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company's operating results may be affected by:

RISKS OF INVESTING IN MORTGAGE LOANS

     o The Company's underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

     o The Company approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company's Manager performs will not reveal all material facts pertaining to the borrower and the security.

     o Appraisals may be performed on an "as-if developed" basis. Therefore there is a risk that the borrower will not complete development of the project which may affect the expected value of the property and the loan to value ratio.

     o The Company's results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

     o If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company's revenues and the distributions to members.

     o If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company's reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

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

Most of the Company's assets consist of mortgage loans, including those which are financed under the intercreditor agreement. At March 31, 2003, the Company's aggregate investment in mortgage loans was $82,384,724 with a weighted average contractual yield of 13.33%. Loans financed under the intercreditor agreement totaled $11,086,129 at March 31, 2003 and are classified as assets under secured borrowing. Such financing is at a weighted average contractual interest rate of 12%. These mortgage loans mature within the next 24 months. All of the outstanding mortgage loans at March 31, 2003 are fixed rate loans. All of the mortgage loans are held for investment purposes. None of the mortgage loans have prepayment penalties.

As of March 31, 2003, the Company had cash and investments in certificates of deposit and other short-term deposit accounts totaling $3.0 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter ended March 31, 2003.

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

VESTIN FUND I, LLC

By: Vestin Mortgage, Inc., its sole manager

                                        BY: /s/ LANCE K. BRADFORD
                                            ------------------------------------
                                            LANCE K. BRADFORD
                                            DIRECTOR, SECRETARY AND TREASURER
                                            (CHIEF ACCOUNTING OFFICER OF THE
                                            MANAGER AND DULY AUTHORIZED OFFICER)

Dated: May 15, 2003

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

Date: May 15, 2003


/s/ Steven J Byrne
----------------------------------
Steven J Byrne
Chief Executive Officer*
Vestin Mortgage, Inc., sole
Manager of Vestin Fund I, LLC

* Steven J. Byrne functions as the equivalent of the Chief Executive Officer of the registrant

I, Lance K. Bradford, as the Chief Accounting Officer of Vestin Mortgage, Inc., the sole Manager of Vestin Fund I, LLC, certify that:

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

Date: May 15, 2003


/s/ Lance K Bradford
----------------------------------
Lance K Bradford
Chief Financial Officer*
Vestin Mortgage, Inc., sole
Manager of Vestin Fund I, LLC

* Lance K. Bradford functions as the equivalent of the Chief Accounting Officer of the Manager