Form 10-Q
period 2003-06-30
VESTIN FUND I LLC
filed 2003-08-14
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From          To

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

Yes   [X]   No   [   ]

As of July 31, 2003, the Issuer had 9,168,116 of its Units outstanding.

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes   [   ]   No   [X]

Vestin Fund I, LLC
BALANCE SHEETS

	(UNAUDITED)
	June 30, 2003	SEPTEMBER 30, 2002

ASSETS
Cash	$1,704,262	$2,762,334
Certificates of deposit	1,500,000	2,775,000
Interest and other receivables	983,837	1,175,972
Note receivable from Manager	583,347	—
Due from Manager	28,089	—
Real estate held for sale	18,222,126	1,541,258
Investment in mortgage loans, net of allowance for loan losses of $400,000 and $100,000, respectively	67,550,030	91,091,308
Assets under secured borrowing	3,070,357	6,637,370
Deferred bond offering costs	—	83,631

Total assets	$93,642,048	$106,066,873

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Due to Manager	$—	$430,447
Due to related parties	300,951	—
Secured borrowing	3,070,357	6,637,370

Total liabilities	3,371,308	7,067,817

Members’ equity — authorized 10,000,000 units 9,413,554 and 9,928,052 units issued and outstanding at $10 per unit at June 30, 2003 and September 30, 2002, respectively	90,270,740	98,999,056

Total members’ equity	90,270,740	98,999,056

Total liabilities and members’ equity	$93,642,048	$106,066,873

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC
STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Revenues
Interest income from investment in mortgage loans	$2,135,694	$3,038,228	$7,127,622	$9,650,017
Loan fees	190,919	—	295,707	—
Other income	315,623	5,550	387,298	247,826

Total revenues	2,642,236	3,043,778	7,810,627	9,897,843

Operating expenses
Interest expense	150,444	—	508,658	—
Management fees to Manager	63,796	62,342	189,304	248,110
Valuation loss on real estate held for sale	3,312,370	—	3,312,370	—
Write-off of deferred bond offering costs	223,394	—	223,394	—
Provision for loan losses	100,000	—	300,000	—
Other	213,823	16,757	294,718	17,028

Total operating expenses	4,063,827	79,099	4,828,444	265,138

NET INCOME (LOSS)	$(1,421,591)	$2,964,679	$2,982,183	$9,632,705

Net income (loss) allocated to members	$(1,421,591)	$2,964,679	$2,982,183	$9,632,705

Net income (loss) allocated to members per weighted average membership units	$(0.15)	$0.29	$0.30	$1.00

Weighted average membership units	9,553,031	10,230,168	9,802,259	9,635,603

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC
STATEMENT OF MEMBERS’ EQUITY

(UNAUDITED)

	Units	Amount

Members’ equity at September 30, 2002	9,928,052	$98,999,056
Distributions	—	(8,165,519)
Capital contribution from Manager	—	1,600,000
Reinvestments of distributions	181,836	1,818,361
Members’ withdrawals	(696,334)	(6,963,341)
Net income	—	2,982,183

Members’ equity at June 30, 2003	9,413,554	$90,270,740

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$2,982,183	$9,632,705
Adjustments to reconcile net income to net cash provided by operating activities:
Valuation allowance for real estate held for sale	3,312,370	—
Write-off of deferred bond offering costs	223,394	—
Provision for loan losses	300,000	—
Change in operating assets and liabilities:
Due to Manager	2,001	92,766
Due to related parties	300,951	—
Interest and other receivables	183,113	204,570
Other assets	—	(51,673)
Accounts payable	—	125,734
Deferred bond offering costs	(139,763)	—

Net cash provided by operating activities	7,164,249	10,004,102

Cash flows from investing activities:
Purchase of investments in mortgage loans	(25,921,730)	(69,775,519)
Purchase of investments in mortgage loans from:
Vestin Fund II, LLC	(14,249,950)	—
Vestin Group, Inc.	(3,700,000)	—
Other related party	(809,307)	—
Private investor	(380,403)	—
Proceeds received from sale of mortgage loans to:
Vestin Fund II, LLC	17,460,213	—
Vestin Group, Inc.	4,500,000	—
Other related party	290,938	—
Private investor	150,000	—
Proceeds from loans paid off	25,373,417	69,853,676
Proceeds from sale of investment in real estate held for sale to Manager	1,100,000	—
Proceeds from certificates of deposit	1,275,000	—

Net cash provided by investing activities	5,088,178	78,157

Cash flows from financing activities:
Members’ withdrawals	(6,963,341)	(2,408,349)
Members’ distributions, net of reinvestments	(6,347,158)	(7,841,114)

Net cash used in financing activities	(13,310,499)	(10,249,463)

NET DECREASE IN CASH	(1,058,072)	(167,204)
Cash, beginning	2,762,334	398,262

Cash, ending	$1,704,262	$231,058

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	FOR THE NINE MONTHS ENDED
	JUNE 30

	2003	2002

Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Reinvestment of members’ distributions	$1,818,361	$2,137,782

Real estate held for sale acquired through foreclosure	$19,930,526	$—

Investment in mortgage loans in real estate acquired for investments in real estate held for sale	$478,829	$—

Note receivable related to capital contribution by Manager	$723,763	$—

Payoff of payable to Manager related to capital contribution	$876,237	$—

Sale of rights to receive proceeds of guaranty	$3,084,000	$—

Conversion of deferred offering costs to membership units	$—	$1,000,000

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

NOTE A — ORGANIZATION

Vestin Fund I, LLC, a Nevada Limited Liability Company, (the “Company”) is primarily engaged in the business of mortgage lending. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized in December 1999 and will continue until December 31, 2019 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company’s Operating Agreement.

The Manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services and has managed over $1 billion in real estate loans. The Operating Agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund II, LLC, (“Fund II”) and inVestin Nevada, Inc., entities in the same business as the Company.

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the transition period ended September 30, 2002.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2. INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

3. ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit losses in the Company’s investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

4. REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell, based on appraisals and local market knowledge.

5. SECURED BORROWING

Certain loans that have been participated to third party investors (“Investor”) through an intercreditor agreement (“Agreement”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Under the Agreement, investors may participate in certain loans with Vestin Mortgage, Fund II, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participation from the Investor for the outstanding balance of the participation plus accrued interest. Consequently, the Investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

Assets under secured borrowing have been segregated in the accompanying balance sheet and as of June 30, 2003 include loans outstanding of $3.0 million and real estate acquired through foreclosure of $58,250.

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are as follows:

June 30, 2003

	Number
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	5	$10,058,773	14.20%	14.80%	41.59%
Bridge	5	6,179,636	12.90%	9.09%	53.57%
Commercial	21	29,023,596	12.07%	42.71%	65.54%
Construction	7	11,059,055	13.68%	16.28%	59.92%
Land	7	11,134,141	12.86%	16.39%	42.22%
Residential	4	494,829	12.88%	0.73%	68.35%

	49	$67,950,030	13.09%	100.00%	56.58%

September 30, 2002

	Number
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	11	$17,379,074	13.66%	19.06%	50.89%
Bridge	3	9,129,025	13.17%	10.01%	69.20%
Commercial	10	28,181,705	13.20%	30.90%	57.40%
Construction	11	26,241,223	14.09%	28.78%	51.93%
Land	4	10,260,281	13.19%	11.25%	32.33%

	39	$91,191,308	13.58%	100.00%	52.54%

*   Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

	June 30, 2003	Portfolio	September 30, 2002	Portfolio
Loan Type	Balance	Percentage	Balance	Percentage

First mortgages	$67,945,030	99.99%	$91,180,814	99.99%
Second mortgages**	5,000	0.01%	10,494	0.01%

	$67,950,030	100.00%	$91,191,308	100.00%

**   All of the Company’s second mortgages are junior to a first trust deed position held by either the Company or the Company’s Manager.

The following is a schedule of contractual maturities of investments in mortgage loans as of June 30, 2003:

2003	$59,564,957
2004	5,899,262
2005	2,485,811

$67,950,030

This does not necessarily indicate when the investments in mortgage loans will be realized in cash.

The following is a schedule by geographic location of investments in mortgage loans as of:

	June 30, 2003	Portfolio	September 30, 2002	Portfolio
	Balance	Percentage	Balance	Percentage

Arizona	$9,256,502	13.62%	$16,225,981	17.79%
California	6,311,656	9.29%	1,247,876	1.37%
Colorado	163,333	0.24%	983,217	1.08%
Florida	115,450	0.17%	—	0.00%
Hawaii	9,238,661	13.60%	11,750,000	12.88%
Nevada	24,516,937	36.08%	43,288,748	47.47%
New Mexico	478,829	0.70%	1,157,505	1.27%
Ohio	400,000	0.59%	—	—%
Texas	12,659,652	18.63%	11,568,971	12.69%
Utah	3,369,010	4.96%	3,369,010	3.69%
Washington	1,440,000	2.12%	1,600,000	1.76%

	$67,950,030	100.00%	$91,191,308	100.00%

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5.5% to 17%. Revenue by product will fluctuate based upon relative balances during the period.

At June 30, 2003, seven of the Company’s loans totaling $15.3 million were non-performing (more than 90 days past due on interest payments) or past due on principal. These loans have been placed on non-accrual of interest status. The Company has commenced foreclosure proceedings on these loans. One of these loans totaling $250,000 is included in the participation pool related to secured borrowing. Pursuant to the terms of an intercreditor agreement, the Company has continued to remit to the investor the interest due on the participated amounts. The Company’s Manager evaluated all of these loans and concluded that the underlying collateral was sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

In addition to the above-mentioned loans, as of June 30, 2003, the Company’s Manager had granted extensions on 15 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of June 30, 2003 was approximately $22.7 million. The Company’s Manager concluded that no allowance was necessary with respect to these loans.

The Company’s Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company’s Manager believes that the allowance for loan losses totaling $400,000 included in the accompanying balance sheet as of June 30, 2003 is adequate to address estimated credit losses in the Company’s investment in mortgage loan portfolio as of that date.

Decisions regarding an allowance for loan losses require management’s judgment. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its members.

On June 25, 2003, the Company refinanced a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5% as a debt restructuring. The new loan has a term of 24 months.

NOTE D — RELATED PARTY TRANSACTIONS

For the three and nine months ended June 30, 2003 and 2002, the Company recorded management fees to the Company’s Manager of approximately $63,796 and $189,304, respectively, compared to $62,342 and $248,110 for the same periods in 2002. Additionally, for the three and nine months ended June 30, 2003, the Company recorded pro rata distributions owed to the Company’s Manager of $25,150 and $81,183 based upon the total of 100,000 units owned by the Company’s Manager.

On March 31, 2003, the Company recorded a note receivable from its Manager totaling $723,763. The note is unsecured, bears interest at 6%, matures on September 30, 2003, and requires five equal monthly payments totaling $147,668 beginning on May 31, 2003. The note constitutes a capital contribution made by the Manager to restore the value of the members’ capital accounts in Fund I to approximately $10 per unit. No units were issued to the Manager in consideration of this capital contribution. The Company made the payment due June 30, 2003 on July 1, 2003. The balance on this note as of June 30, 2003 totaled $583,347.

During the nine months ended June 30, 2003, the Company purchased $14,249,950 in investments in mortgage loans from Fund II, $3,700,000 from Vestin Group, Inc., $478,829 from the Manager and $809,307 from other related parties. For the same period, the Company sold $17,460,213 in investments in mortgage loans to Fund II, $4,500,000 to Vestin Group, Inc., and $290,938 to other related parties wholly-owned by Vestin Group, Inc.’s Chief Executive Officer.

During the nine months ended June 30, 2003, the Company sold real estate held for sale of $1.6 million to Vestin Group, Inc. No gain or loss was recorded on this sale.

During the quarter ended March 31, 2003, the Company received a capital contribution from the Company’s Manager of $1.6 million to increase the member’s capital account to approximately $10 per unit. The contribution included a note receivable totaling $723,763, which bears interest at 6% and requires five equal monthly payments totaling $147,668 beginning on May 31, 2003. The contribution also included the forgiveness of management fees and other amounts payable to the Manager of $876,237.

NOTE E — REAL ESTATE HELD FOR SALE

At June 30, 2003, the Company had seven properties with a total carrying value of $18.2 million, net of valuation allowances, which were acquired through foreclosure and recorded as investments in real estate held for sale. The Company may share ownership of such properties with Fund II, the Manager, or other unrelated parties. The summary below includes the Company’s percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value being based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a summary of real estate held for sale as of June 30, 2003:

		Adjusted Carrying
Description	% of Ownership	Value

Raw land in Mesquite, Nevada	58%	$2,796,137
40 acres of land containing 354 residential lots in Henderson, Nevada	68%	10,393,116
A 36-unit apartment complex located in Las Vegas, Nevada,	17%	215,431
65 acres of raw land in Mesquite, Nevada	59%	1,342,263
A custom residential property located in Santa Fe, New Mexico	93%	1,191,055
An uncompleted golf course in Mesquite, Nevada	64%	2,171,812
An approximate 200-unit apartment complex located in Las Vegas, Nevada	2%	112,312

Total		$18,222,126

The Company entered into an agreement for the sale of a portion of the Company’s interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement requires the buyer to purchase 138 lots for cash and gives the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. The buyer completed the purchase of the 138 lots on July 14, 2003. The Company recorded a valuation adjustment as of June 30, 2003 in the amount of $1,748,771 to adjust the carrying value of the Company’s interest in the parcel to the amount corresponding to the negotiated sale and option price.

The Company entered into an agreement to sell the uncompleted golf course, 65 acres of raw land and an additional parcel of raw land in Mesquite, Nevada. The Company expects to close the sale in August 2003. The Company recorded a valuation adjustment as of June 30, 2003 in the amount $1,563,599 to adjust the carrying value of the Company’s interest in these properties to the amount corresponding to the sales agreement. After the sale, the Company will have remaining a 58% interest in 28 acres of commercial land in Mesquite, Nevada valued at approximately $2.3 million.

Through foreclosure proceedings in the first calendar quarter of 2003, the Company assumed an approximate 2% ownership of a 200-unit apartment complex as described above. The other 98% is owned by Fund II. The Company has engaged an outside management company to manage the apartment complex, pending its sale. The Company’s share of income from operations for the nine months ended June 30, 2003 totaled $659 which is included in other income on the accompanying statements of income.

NOTE F — SECURED BORROWING

As of June 30, 2003, the Company had $3.1 million in secured borrowings pursuant to an intercreditor agreement with the related amounts included in assets under secured borrowing. For the three and nine month periods ended June 30, 2003, the Company recorded interest expense of $138,627 and $486,207, respectively, related to the secured borrowing.

NOTE G— NOTE RECEIVABLE

The Company received a note receivable from an unaffiliated borrower in the amount of $4,666,667 in connection with the sale of real estate. The note requires monthly interest payments at a rate of 8.5% per annum and is payable in full on June 13, 2005. The note is personally guaranteed by the owner of the borrower and is secured by a second deed of trust on 756 acres purchased by the borrower. The note resulted from the Company’s financing of a mortgage note due June 13, 2004, from the borrower for the sale of real estate located in the City of Mesquite, Nevada. The Company is using the cost recovery method of accounting for the financing. Accordingly, the Company will not recognize any income or the note receivable related to this transaction until the principal balance of the underlying notes are paid in full. Payments received by the Company in excess of the principal balance will be recorded as income when, and if, received.

NOTE H — DEFERRED BOND OFFERING COSTS

At June 30, 2003 the Company expensed previously deferred bond offering costs in the amount of $223,394. The Company’s Manager determined that due to the current interest rate environment, it is not feasible to proceed with the securitization of certain of the Company’s mortgage loans through the sale of bonds secured by those mortgages, and accordingly, has expensed the costs incurred to date.

NOTE I — NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (“VIEs”). The accounting provisions and expanded disclosure requirements for VIEs are effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003 for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46 if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity’s activities’ (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual return. The Company continues to evaluate its relationships and interest in entities that may be considered VIEs. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.

NOTE J — LITIGATION INVOLVING THE MANAGER

The Company, Vestin Mortgage and Del Mar Mortgage, Inc., (“Del Mar Mortgage”), a company wholly owned by Mike Shustek, the largest shareholder and CEO of the Company, and various affiliates of the Company are defendants in a civil action (the “Action”). On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered a judgment in the Action for $5.0 million, plus interest accruing from March 26, 2003, jointly and severally against the Company, Vestin Mortgage and Del Mar Mortgage. Subsequent to April 10, 2003, the Court stayed the execution of the judgment pending the hearing and ruling on post-trial motions, and accordingly, the Court did not require the defendants to post a bond for the judgment. The hearing was held on August 6, 2003, at which time the Court denied the motion for reconsideration and held that the defendants are jointly and severably liable for the judgment plus interest as well as attorney’s fees in the amount of $660,000. Del Mar Mortgage has agreed to indemnify the Company and Vestin Mortgage for any losses and expenses in connection with the Action. Mr. Shustek has guaranteed the indemnification. Mr. Shustek has agreed to provide a bond in the amount of the judgment. The defendants intend to appeal the ruling to the United States Ninth Circuit Court of Appeals.

NOTE K — DISTRIBUTION LIMITATION

In order to comply with the Company’s operating agreement and Federal tax statutes, the Company discontinued accepting requests for the redemption of units for the 2003 calendar year as of June 17, 2003. All distribution requests received after that date have been logged for distribution beginning in January 2004.

NOTE L — SUBSEQUENT EVENTS

On July 25, 2003, the Company foreclosed on a mortgage loan that was delinquent in its payments and had violated its forbearance agreement. As a result, the Company now owns a 43% interest in the collateral property which is a 162-bed assisted living facility in Las Vegas, Nevada. The remaining 57% is owned by Fund II. The facility is estimated to be 95% complete. Based on the appraisal and site inspections, the Company believes the value of the property exceeds its carrying value of $4.9 million.

On July 22, 2003 the Company entered into a stipulation with a borrower which among other things reduced the interest rate to 7% from 12.5% on the principal balance of $2,000,000, (which represents a 10% interest in a first trust deed of $20,000,000) deferred interest payments through October 31, 2003, and extended the maturity date from June 14, 2003 to June 14, 2005. The borrower filed Chapter 11 Bankruptcy on June 26, 2003. The United States Bankruptcy Court approved the stipulation. In the event of default of the stipulation by the borrower, the automatic bankruptcy stay will be lifted and the Company will be allowed to complete a foreclosure sale of the collateral. As approved by the United States Bankruptcy Court, Fund II and a third-party participant have advanced an additional $2,200,000 of post petition financing. The Company did not fund any portion of this advance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Vestin Fund I, LLC (the “Company”) was organized in December 1999 as a Nevada limited liability company, for the purpose of investing in mortgage loans originated by the Company’s Manager, Vestin Mortgage, Inc. a licensed mortgage company in the State of Nevada (the “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the Nasdaq National Market under the ticker symbol “VSTN.” Vestin Mortgage, Inc. is also the manager of Vestin Fund II, LLC, and inVestin Nevada, Inc. which are entities similar to Vestin Fund I, LLC. The loans are secured by real estate through deeds of trust and mortgages.

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and nine month periods ended June 30, 2003. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s report on Form 10-K for the transition period ended September 30, 2002.

OVERVIEW

The Company commenced raising funds through the sale of its units in September 2000. By June 2001, the Company had sold all of the 10,000,000 units offered pursuant to the Company’s registration statement. No additional units will be sold to new investors, however, current members may continue to participate in the Company’s Distribution Reinvestment Plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of June 30, 2003, an additional 615,813 units have been purchased under this plan. Additionally, in connection with the Company’s organization, the Company issued approximately 100,000 units to its Manager for offering costs paid by the Manager to unrelated third parties on the Company’s behalf.

SUMMARY OF FINANCIAL RESULTS

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Total revenues	$2,642,236	$3,043,778	$7,810,627	$9,897,843
Total expenses	4,063,827	79,099	4,828,444	265,138

Net income (loss)	$(1,421,591)	$2,964,679	$2,982,183	$9,632,705

Net income (loss) allocated to members per weighted average membership units	$(0.15)	$0.29	$0.30	$1.00

Annualized rate of return (loss) to members (a)	(5.9%)	11.6%	4.0%	13.3%

Weighted average membership units	9,553,031	10,230,168	9,802,259	9,635,603

(a)	The annualized rate of return (loss) to members is calculated based upon the net income (loss) allocated to members per weighted average units as of June 30, 2003 and 2002 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three and Nine Months Ended June 30, 2003 Compared To Three and Nine Months Ended June 30, 2002

Total Revenues. For the three and nine months ended June 30, 2003, revenues totaled $2.6 million and $7.8 million, respectively, compared to $3.0 million and $9.9 million for the same period in 2002, a decrease of $0.4 million and $2.1 million or 13.2% and 21.1%, respectively. The decrease in revenue for the three and nine months ended June 30, 2003 compared to the same periods in the prior year was primarily due to lower interest income from investment in mortgage loans for both the three and nine month periods resulting from the increase in non-performing assets in 2003 compared to the same periods in 2002. The Company’s non-performing assets at June 30, 2003 totalled approximately $33.5 million. There were no non-performing assets as of June 30, 2002. Our Manager believes that the increase in non-performing assets is primarily the result of the individual circumstances of the borrowers involved. The increase in non-performing assets may also reflect the continuing weakness in the economy and the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. Our revenues will continue to suffer until we are able to convert these non-performing assets into interest paying mortgage loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with our objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell foreclosed properties.

Total Expenses. For the three and nine months ended June 30, 2003, expenses totaled $4.1 million and $4.8 million, respectively, compared to $79,099 and $265,138 for the same periods in 2002, an increase of $4.0 million and $4.6 million, respectively. The increase in total expenses for the three months ended June 30, 2003 primarily related to valuation adjustments on certain real estate held for sale, the write off of the deferred bond offering costs, provision for loan losses, and interest expense totaling $138,627 related to secured borrowings. For the nine months ended June 30, 2003, the provision for loan losses was $300,000 and the secured borrowings interest expense was $486,207. Although our Manager believes the current provision for loan losses is adequate, it is possible that the allowance will need to be increased if there is further deterioration in our investments in mortgage loans. Management fees for the three and nine months ended June 30, 2003 totaled $63,796 and $189,304, respectively. Management fees are recorded monthly based upon 0.25% of aggregate outstanding capital.

Net Income (Loss). Overall, the net loss for the three months ended June 30, 2003 totaled ($1.4 million) with net income for the nine months ended June 30, 2003 of $3.0 million compared to $3.0 million and $9.6 million, respectively, for the same period in 2002, a decrease of $4.4 million and $6.6 million or 148.0% and 69.0%, respectively. The decrease was primarily the result of lower revenues because of the increase in non-performing assets and the write-offs recognized in the quarter ended June 30, 2003.

Annualized Rate of Return (Loss) to Members. For the three and nine months ended June 30, 2003, annualized rate of return (loss) to members totaled (5.9)% and 4.0%, respectively, as compared to 11.6% and 13.3%, respectively for the same periods in 2002. The year to date decrease in annualized rate of return to members was primarily the result of the increase in non-performing assets and the valuation loss on real estate held for sale between June 30, 2002 and June 30, 2003.

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets and loan losses which we experience. The amount of capital we have to invest in mortgage loans has been reduced by the increase in non-performing assets discussed above and redemptions of membership units during the past nine months of approximately $7.0 million. The Company has discontinued redemption of units for the 2003 calendar year as of June 17, 2003. Redemptions made and redemption requests received before June 17, 2003 for 2003 totalled $8,980,880 at August 11, 2003. All redemption requests received after June 17, 2003 have been scheduled for distribution beginning in 2004.

The US economy has suffered from a mild recession over the recent past few years, and we have experienced a slowdown in commercial real estate lending in the markets we service. A prolonged recession may continue to dampen real estate development activity, thereby diminishing the market for our loans. In addition, the continuing decline in interest rates, which is largely attributable to the weak economy, may be expected to diminish the interest rates we can charge on our loans. The average interest rate on our loans at June 30, 2003 was 13.09%, as compared to 13.58% at September 30, 2002. Moreover, a prolonged recession or poor credit decisions by our Manager may continue the increase in non-performing assets. This increase in non-performing assets has contributed to the decline in our annualized rate of return to members from 13.3% for the nine months ended June 30, 2002 to 4.0% for the nine months ended June 30, 2003.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of June 30, 2003, the Company invested in mortgage loans secured by real estate totaling $67,950,030, including 49 loans with an aggregate principal value of $67,945,030 secured by first deeds of trust. One loan is also secured by a second deed of trust totaling $5,000. The Company’s second mortgage is junior to a first trust deed position held by the Company.

As of June 30, 2003, the weighted average contractual interest yield on the Company’s investment in mortgage loans is 13.09%. These mortgage loans have contractual maturities within the next 24 months.

Losses may occur from investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial position of borrowers.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates the Company’s mortgage loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific reserves. This evaluation considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated fair value of any underlying collateral.

Based upon this evaluation the Company’s Manager believes that the allowance for loan losses totaling $400,000 included in the accompanying balance sheet as of June 30, 2003 is adequate to meet estimated credit losses.

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell.

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company’s investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

Secured Borrowing

Loans that have been participated to third party investors through an intercreditor agreement (“Agreement”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Under the Agreement, investors may participate in certain loans with Vestin Mortgage, Fund II, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, the Investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

CAPITAL AND LIQUIDITY

     Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company believes that interest earned from both investment loans and cash held at bank institutions in the next twelve months will be sufficient to meet the Company’s capital requirements. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company’s affairs. The Company is charged by the Manager a monthly management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s Operating Agreement, the Company recorded management fees to the Manager during the three and nine months ended June 30, 2003 of $63,796 and $189,304, respectively.

During the nine months ended June 30, 2003, cash flows provided by operating activities approximated $7.2 million. Investing activities consisted of cash provided by sales and used in purchases of investments in mortgage loans approximating $2.7 million, $1.1 million in proceeds from the sale of real estate held for sale and the maturity of certificates of deposit approximating $1.3 million. Financing activities consisted of members’ withdrawals in the amount of $7.0 million and distributions of $6.3 million (net of reinvestments).

As of June 30, 2003, members holding approximately 29% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of withdrawals by our Members would reduce the capital we have available for investment. Such withdrawals, which totaled approximately $7.0 million for the nine months ended June 30, 2003, are limited by the terms of our Operating Agreement to not more than 10% per calendar year and are subject to other conditions. In order to comply with the Company’s operating agreement and Federal tax statutes, the Company discontinued the redemption of units for the 2003 calendar year as of June 17, 2003. All distribution requests received after that date have been logged for distribution beginning in January 2004.

Non-performing assets, which include loans on non-accrual (discussed in Note C) and real estate held for sale (discussed in Note E), totaled $33.5 million at June 30, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, and the time it will take to dispose of these assets cannot be predicted.

On June 25, 2003, the Company refinanced a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5% as a debt restructuring. The new loan has a term of 24 months.

Our Manager believes that total non-performing assets at June 30, 2003 have increased since our year ended September 30, 2002, primarily as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, the Company does not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that the Company will not be able to realize the full estimated carrying values upon disposition, particularly if continuing economic weakness results in declining real estate values.

At June 30, 2003, the Company had $1.7 million in cash, $1.5 million in certificates of deposit, and $93.6 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

As of June 30, 2003, the Company had liabilities totaling $3.1 million as secured borrowings related to an intercreditor agreement. Pursuant to the intercreditor agreement, the Investor may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The Company maintains working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, and certificates of deposit. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

The Company’s business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company’s operating results may be affected by:

Risks of Investing in Mortgage Loans

•	The Company’s underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	The Company approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company’s Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Appraisals may be performed on an “as-if developed” basis. Therefore there is a risk that the borrower will not complete development of the project which may affect the expected value of the property and the loan to value ratio.

•	The Company’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company’s revenues and the distributions to members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company’s reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

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

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not have any assets or liabilities denominated in foreign currencies nor does it own any options, futures or other derivative instruments.

Most of the Company’s assets consist of mortgage loans, including those which are financed under the intercreditor agreement. At June 30, 2003, the Company’s aggregate investment in mortgage loans was $67,950,030 with a weighted average contractual yield of 13.09%. Loans financed under the intercreditor agreement totaled $3,070,357 at June 30, 2003 and are classified as assets under secured borrowing. Such financing is at a weighted average contractual interest rate of 13.10%. These mortgage loans mature within the next 24 months. All of the outstanding mortgage loans at June 30, 2003 are fixed rate loans. All of the mortgage loans are held for investment purposes. None of the mortgage loans have prepayment penalties.

As of June 30, 2003, the Company had cash and investments in certificates of deposit and other short-term deposit accounts totaling $3.2 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter ended June 30, 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Articles of Organization*
10.1	Operating Agreement**
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Lance Bradford
32	Certification Pursuant to U.S.C. 18 Section 1350

*	Previously filed as an exhibit to the Registration Statement on Form S-11 (File No. 333-32800) on March 17, 2000.

**	Previously filed as an exhibit to the Amendment No. 4 to the Registration Statement on Form S-11/A (File No. 333-32800) on August 7, 2000.

(b)	Reports on Form 8-K

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

Dated: August 14, 2003