Form 10-Q/A
period 2003-06-30
VESTIN FUND I LLC
filed 2003-08-19
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes   [   ]   No   [X]

This 10-Q/A is being filed to correct Note J to the financial statements.

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

NOTE J — LITIGATION INVOLVING THE MANAGER

Vestin Mortgage, Inc., Vestin Group, Inc., and Del Mar Mortgage, Inc., (“Del Mar Mortgage”), a company wholly owned by Mike Shustek, the largest shareholder and CEO of Vestin Group, Inc., are defendants in a civil action (the “Action”). On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered a judgment in the Action for $5.0 million, plus interest accruing from March 26, 2003, jointly and severally against Vestin Group, Inc., Vestin Mortgage and Del Mar Mortgage. Subsequent to April 10, 2003, the Court stayed the execution of the judgment pending the hearing and ruling on post-trial motions, and accordingly, the Court did not require the defendants to post a bond for the judgment. The hearing was held on August 6, 2003, at which time the Court denied the motion for reconsideration and held that the defendants are jointly and severably liable for the judgment plus interest as well as attorney’s fees in the amount of $660,000. Del Mar Mortgage has agreed to indemnify Vestin Group, Inc., and Vestin Mortgage for any losses and expenses in connection with the Action. Mr. Shustek has guaranteed the indemnification. Mr. Shustek has agreed to provide a bond in the amount of the judgment. The defendants intend to appeal the ruling to the United States Ninth Circuit Court of Appeals. The Company is not a party to the Action.

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

Dated: August 19, 2003