Form 10-K
period 2003-09-30
VESTIN FUND I LLC
filed 2003-12-23
CIK 1108948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________

Commission File Number 333-32800

VESTIN FUND I, LLC

(Exact name of registrant as specified in its charter)

NEVADA	88-0446244
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2901 EL CAMINO AVENUE, LAS VEGAS, NEVADA 89102
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 702.227.0965

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405) of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

As of November 30, 2003, the Company had 9,093,748 Units outstanding.

PART I

Note Regarding Forward Looking Statements

This report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans purchased by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Operating Results.”

ITEM 1. BUSINESS

General

We were organized on December 14, 1999 and will continue until December 31, 2019 unless dissolved prior thereto or extended by vote of members in accordance with the provisions of our Operating Agreement. On July 9, 2001, we changed our name from DM Mortgage Investors, LLC to Vestin Fund I, LLC (the “Company”). We do not operate as an “investment company” within the meaning of the Investment Company Act of 1940.

Prior to September 1, 2000, we were a development stage company. On August 23, 2000, our Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 Units at $10 per Unit (“Unit”). We commenced operations on September 1, 2000. By June 2001, we had sold all of the 10,000,000 Units offered pursuant to our registration statement. No additional Units will be sold; however, current members may continue to participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units at $10 per Unit. As of September 30, 2003, an additional 779,092 Units have been purchased under this plan.

Our manager is Vestin Mortgage, Inc., (doing business as Vestin) a licensed mortgage company in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the ticker symbol “VSTN.” Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services. The Company issued 100,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company’s behalf. On June 24, 2002, we changed our fiscal year end from December 31 to September 30. The financial statements for the twelve-month period ended September 30, 2002 reflects twelve months of operational activities and are unaudited as a result of the change in fiscal year end.

We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada and Texas. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to 20 days.

As a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loans and borrowers, borrowers are willing to pay us an interest rate that is two to five points above the rates charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.

Our principal investment objectives are to:

•	Produce revenues from the interest income on our mortgage loans;

•	Provide monthly cash distributions from the net income earned on our mortgage loans;

•	Preserve capital contributions; and

•	Reinvest, to the extent permissible, payments of principal and sales (net of expenses).

Acquisition and Investment Policies

We seek to invest about 97% of our assets in mortgage loans. Approximately 3% will be held as a working capital cash reserve. We currently have 45% of our assets classified as investments in mortgage loans.

The majority of our collateral on our mortgage loans is the real property that the borrower is purchasing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers with a lesser proportion of loans involving land loans and bridge financing.

Our mortgage investments are not insured or guaranteed by any government agency.

Vestin Mortgage continuously evaluates prospective investments, selects the mortgages in which we invest and makes all investment decisions on our behalf in its sole discretion. In evaluating prospective mortgage loan investments, Vestin Mortgage considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured (loan-to-value ratio);

•	the potential for capital appreciation or depreciation of the property securing the investment;

•	expected levels of rental and occupancy rates (if applicable);

•	potential for rental increases (if applicable);

•	current and projected revenues from the property (if applicable);

•	the status and condition of the record title of the property securing the investment;

•	geographic location of the property securing the investment; and

•	the financial condition of the borrowers and their principals, if any, who guarantee the loan.

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

When selecting mortgage loans for us, Vestin Mortgage adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.	Priority of Mortgages. Generally, our assets are secured by first mortgages. First mortgages are mortgages secured by a full or divided interest in a first deed of trust secured by the property. Other mortgages that we invest in on the security property will not be junior to more than one other mortgage. As of September 30, 2003, 100% of the principal amount of our outstanding interest in loans was secured by first mortgages.

2.	Loan-to-Value Ratio. The amount of our loan combined with the outstanding debt secured by a senior mortgage on a security property does not exceed the following percentage of the appraised value of the security property at origination:

Type of Secured Property	Loan-to-Value Ratio
Residential	75%
Unimproved Land	60% (of anticipated as-if developed value)
Acquisition and Development	60% (of anticipated as-if developed value)
Commercial Property	75% (of anticipated as-if developed value)
Construction	75% (of anticipated post-developed value)
Bridge	75% (of anticipated as-if developed value)
Leasehold Interest	75% (of value of leasehold interest)

The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%. However, we may deviate from these guidelines under certain circumstances. For example, Vestin Mortgage, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, Vestin Mortgage, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interest.

The Manager receives an appraisal at the time of loan underwriting, which may have been commissioned by the borrower and also may precede the placement of the loan with the Company. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. The appraisal may be for the current estimate of the “as-if developed” value of the property which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

We retain appraisers who are licensed or qualified as independent appraisers and certified by or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to Vestin Mortgage. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. The appraisal may be for the current estimated “as-if developed” or “as-if completed” value of the property or, in the case of acquisition and development loans or construction loans, for the estimated value of the property upon completion of the project. As-if completed or as-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. An employee or agent of Vestin Mortgage will review each appraisal report and will conduct a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but generally does not include entering any structures on the property.

3.	Construction Mortgage Loans. We invest in construction loans other than home improvement loans on residential property, when the loan-to-value ratio does not exceed 75% of the appraised, completed value of the security property at origination.

4.	Terms of Mortgage Loans. Our loans in 2003 range from a two-month term to a 30-month term. Most of our loans are for a term of 12 months. Our original loan agreements, however, permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, the Company’s Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.

Currently all of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we invest in mortgage loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2003, we had interest reserves in the amount of approximately $6,583,000 related to mortgage loans that if fully funded would have a principal balance of approximately $105,174,000.

5.	Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•	Borrowers will obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary. Mortgage loans will not be written in the name of Vestin Mortgage or any other nominee.

6.	Purchase of Mortgage Investments from Affiliates. We may acquire mortgage loans from our affiliates, including Vestin Mortgage, for a price not in excess of the par value of the note, plus allowable fees and expenses, but without the allowance of any other compensation for the loans.

7.	Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note upon acquisition. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised value of the property, and the mortgage loan will not exceed

80% of the principal amount of the assigned note. For mortgage loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal which was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property prior to acquisition of the loan.

8.	Participation. We participate in loans with other lenders, including affiliates as permitted by the North American Securities Administrators Association guidelines (“NASAA Guidelines”), by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. Typically, we participate in loans if:

•	We did not have sufficient funds to invest in an entire loan.

•	We are seeking to increase the diversification of our loan portfolio.

•	Vestin Mortgage originated a loan that fit within our investment guidelines but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

As of September 30, 2003, 96% of our loans were loans in which we participated with other lenders.

9.	Diversification. The NASAA Guidelines provide that we neither invest in or make mortgage loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital nor may we invest in or make mortgage loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital. As of September 30, 2003, we had one mortgage loan which accounted for approximately 5.2% of our member’s equity. The outstanding balance of the loan was approximately $4.5 million. The loan’s maturity date is August 2005.

10.	Reserve Fund. We have established contingency working capital reserves of approximately 3% of our capital to cover our unexpected cash needs.

11.	Credit Evaluations. When reviewing a loan proposal, Vestin Mortgage determines whether a borrower has sufficient equity in the security property. Vestin Mortgage may also consider the income level and creditworthiness of a borrower to determine its ability to repay the mortgage loan.

12.	Sale of Mortgage Investments. Although Vestin Mortgage has no plans to do so, Vestin Mortgage may sell our mortgage loans or interest in our loans to either affiliates or non-affiliated parties when Vestin Mortgage believes that it is advantageous to us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them.

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

Raw and Unimproved Land Loans

Approximately 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We will generally invest in loans for up to 60% of the as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser, upon which development is dependent on availability of financing. As of September 30, 2003, approximately 4% of our loans were in this category.

Acquisition and Development Loans

Approximately ten percent to 25% of the loans invested in by us may be acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We will generally invest in loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on acquisition and development loans are calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of September 30, 2003, approximately 14% of our loans were in this category.

Construction Loans

Approximately ten percent to 70% of our loans may be construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the appraised value of the property and proposed improvements. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of September 30, 2003, approximately 22% of our loans were in this category.

Commercial Property Loans

Approximately 20% to 50% of the loans invested in by us may be commercial property loans. Commercial property loans provide funds to allow commercial borrowers to acquire income producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. We will review the appraisal of the as-if developed value of the property and will generally invest in loans for up to 75% of such appraised value of the property. As of September 30, 2003, approximately 44% of our loans were in this category.

Residential Loans

A small percentage of the loans invested in by us may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. We will generally invest in loans for up to 75% of the value of the property. As of September 30, 2003, less than 1% of our loans were in this category.

Bridge Loans

Up to 15% of our loans may be bridge loans. Such loans provide interim financing (12 to 24 months) to enable commercial borrowers to qualify for permanent refinancing. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value of the property. Such appraisals may be based on either an as-is basis or as-if developed basis, depending on the circumstances, and therefore, may not be an accurate indicator of the fair value of the property. As of September 30, 2003, approximately 15% of our loans were in this category.

Collateral

The types of collateral that will secure the loans include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust

Most of our loans are secured by a first deed of trust. Thus as a lender, we will have rights as a first mortgage lender of the collateralized property. As of September 30, 2003, 100% of our loans were secured by a first deed of trust.

Second Deed of Trust

In the future, up to 10% of our loans may be secured by second deeds of trust. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of September 30, 2003, none of our loans were secured by a second deed of trust.

Leasehold Interest

Up to 20% of the loans invested in by us may be in loans where the collateral is an interest in a lease. As of September 30, 2003, we did not have any loans secured by a leasehold interest.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties or exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, these loans will usually be written with relatively high minimum interest rates, which we would expect to minimize the risk of lower yields.

Extensions to Term of Loan

Our original loan agreements permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan.

Balloon Payment

Currently all of the loans we invest in or purchase will require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Mortgages on Sale of Properties

We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will either invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to our members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our operating agreement provides that whether we choose to distribute the proceeds or reinvest them, our members will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures and prepayments of mortgages to the extent classified as a return of capital under the Internal Revenue Code and any other disposition of a mortgage or property.

Variable Rate Loans

Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made. As of September 30, 2003, we did not hold any variable rate loans, and all of the loans in the mortgage loans portfolio were fixed rate loans.

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

Variable rate loans generally have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 2% to 4% above the starting rate with a floor rate equal to the starting rate. For these loans there is the risk that the market rate may exceed the interest cap rate.

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

Regulation

Our operations are conducted by Vestin Mortgage. Vestin Mortgage’s operations as a mortgage company are subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada Mortgage Industry Division. Under applicable Nevada law, the division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations.

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

Employees

The Company does not have any employees. Our Manager, Vestin Mortgage, and its parent company, Vestin Group, Inc., provide all of the employees necessary for the operations of the Company. As of November 30, 2003, those entities had a total of 82 full-time employees and one part-time employee. All employees are at-will employees and none are covered by collective bargaining agreements.

Available Information

Our Internet website address is www.vestinfund.com. We make available free of charge through www.vestingroup.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Our Manager, Vestin Mortgage, operates from its executive offices at 2901 El Camino Avenue, Las Vegas, Nevada 89102. The Company does not have any separate offices.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of their business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

Litigation involving the Manager

Vestin Mortgage, Inc., Vestin Group, Inc., and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group, Inc., are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003 all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. The Company is not a party to the Action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

a.	There is no established public trading market for the trading of Units.

b.	As of September 30, 2003, approximately 1,474 Unit holders held 9,124,566 Units of interest in the Company.

c.	We generally distribute significantly all net income generated by us to Unit holders on a monthly basis. We made distributions of net income to our Unit holders of approximately $10,363,438 (prior to reinvested distributions) during the fiscal year ended September 30, 2003. It is our intention to continue to distribute significantly all net income earned by us to the Unit holders.

ITEM 6. SELECTED FINANCIAL DATA

Vestin Fund I, LLC

	September 30,	September 30,	December 31,
	2003	2002	2001

Balance Sheet Data:
Cash, cash equivalents, and certificates of deposits	$14,882,547	$5,537,334	$4,256,750
Investments in mortgage loans (net of allowance)	$51,694,617	$91,091,308	$97,228,156
Interest and other receivables	$1,632,327	$1,175,972	$1,037,218
Real estate held for sale	$26,523,340	$1,541,258	$—
Assets under secured borrowing	$20,323,719	$6,637,370	$—
Other assets	$7,650	$83,631	$—
Total assets	$115,064,200	$106,066,873	$102,522,124
Liabilities	$28,549,132	$7,067,817	$66,525
Members’ equity	$86,515,068	$98,999,056	$102,455,599
Total liabilities and members’ equity	$115,064,200	$106,066,873	$102,522,124

	12 months	12 months	12 months
	ended	ended	ended
	September 30,	September 30,	December 31,
	2003	2002	2001

		(unaudited)
Income Statement Data:
Revenues	$10,364,448	$13,151,400	$11,564,761
Expenses	$6,052,089	$566,193	$176,906
Net income	$4,312,359	$12,585,207	$11,387,855
Net income allocated to members	$4,312,359	$12,585,207	$11,387,855
Net income allocated to members per weighted average membership units	$0.45	$1.23	$1.34
Weighted average membership units	9,668,310	10,193,776	8,519,804

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

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate monthly income by investing in mortgage loans. We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. The loan underwriting standards our Manager utilizes are less strict than traditional mortgage lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make mortgage loans which are riskier than mortgage loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to attempt to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional mortgage lenders, in return, we seek to generate higher yields from our mortgage loans.

Our operating results are affected primarily by: (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of foreclosures and related loan losses which we may experience. These funds, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in mortgage loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion - “Capital and Liquidity.”

The US economy has suffered from a mild recession over the recent past few years, and we have experienced a slowdown in commercial real estate lending in the markets which we service. A prolonged recession may continue to dampen real estate development activity, thereby diminishing the market for our loans. In addition, the continuing decline in interest rates, which is largely attributable to the weak economy, may be expected to diminish the interest rates we can charge on our loans. The average interest rate on our loans at September 30, 2003 was 12.3% as compared to 13.8% at September 30, 2002. Moreover, a prolonged recession or poor credit decisions by our Manager may continue the increase in non-performing assets. Non-performing assets total $39.5 million or 34.4% of our total assets as of September 30, 2003 as compared to $13.2 million or 12.5% of our assets as of September 30, 2002. To the extent that the efforts of our borrowers to develop and sell commercial real estate projects are adversely impacted by the status of the economy, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. In this regard, it should be noted that the average maturity of our outstanding loans as of September 30, 2003 was 13.0 months, compared to 12.0 months at September 30, 2002. As a of result of these factors, our annualized rate of return to members for the fiscal year September 30, 2003 was 4.5%, compared to 12.3% for the fiscal year ended September 30, 2002.

Adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing this risk, we seek to maintain a low loan-to-value ratio which, as of September 30, 2003, was 60.6% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

Historically, our Manager has focused its operations on Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of September 30, 2003, 33.9% of the principal amount of our loans were secured by real estate in Nevada, while 21.1%, 11.7% and 11.0% were secured by real estate in Hawaii, Texas, and California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. Commercial real estate markets in Nevada have continued to prosper, with significant borrowing activity, throughout the current recession. However, the rate of growth appears to be slowing. The commercial real estate markets in Texas, Hawaii and California also appear to be relatively unaffected by the recession. As noted above, if the recession continues for an extended period or deepens, particularly in any of the identified states, our operating results could be adversely affected.

Fiscal Year Ended September 30, 2003 Compared to September 30, 2002 (unaudited)

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
RESULTS OF OPERATIONS	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

		(unaudited)
Total revenues	$10,364,448	$13,151,400
Total expenses	6,052,089	566,193

Net income	$4,312,359	$12,585,207

Net income allocated to members per weighted average Membership units	$0.45	$1.23

Annualized rate of return to members (a)	4.5%	12.3%

Weighted average membership units	9,668,310	10,193,776

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of September 30, 2003 and 2002 divided by ten (the $10 cost per unit).

Total Revenues. For the fiscal year ended September 30, 2003, total revenues were approximately $10.4 million compared to $13.2 million for the fiscal year ended September 30, 2002, a decrease of $2.8 million or 21.2%. The decline in revenue was mainly due to lower interest income from investment in mortgage loans as a result of the increase in non-performing assets to $39.5 million as of September 30, 2003 compared to $13.2 million as of September 30, 2002 offset by an increase in interest income from assets under secured borrowings. Our average interest yields on our investments in mortgage loans for the year ended September 30, 2003 was 12.3% compared to 13.8% for the year ended September 30, 2002. Our Manager believes that the increase in non-performing assets is primarily the result of the individual circumstances of the borrowers involved. The increase in non-performing assets may also reflect the continued weakness in the economy and the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. Our revenues will continue to suffer until we are able to convert these non-performing assets into interest paying mortgage loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with our objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell the foreclosed properties.

Total revenues have also decreased due to the increase in the amount of cash and cash equivalents. At September 30, 2003, cash and certificates of deposit totaled $14.9 million compared to $5.5 million at September 30, 2002. Because these assets earn interest at a much lower rate than investments in mortgage loans, revenues are reduced.

Total Expenses. In fiscal 2003, total expenses were $6.1 million compared to $0.6 million for fiscal 2002, an increase of $5.6 million. The increase in total expenses primarily related to interest expense related to secured borrowing (see Note F), a provision for loan losses (see Note C), losses on real estate held for sale (see Note D) and the write-off of deferred offering costs (see Note H). See also – “Asset Quality and Loan Reserves.”

Net Income. Overall, net income for fiscal 2003 was $4.3 million compared to $12.6 million in fiscal 2002, a decrease of $8.3 million or 65.7%. The decrease was primarily the result of lower revenues because of the increase in non-performing assets and the write-offs recognized during the year ended September 30, 2003.

Annualized Rate of Return to Members. For fiscal 2003, the annualized rate of return to members was 4.5% compared to 12.3% for fiscal 2002. The decrease in annualized rate of return to members was primarily related to the increase in total expenses as outlined above.

Investment in Mortgage Loans

Investment in mortgage loans as of September 30, 2003 was as follows:

	Number		Weighted		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	4	$7,430,353	13.70%	14.24%	46.46%
Bridge	7	8,035,547	12.14%	15.40%	60.50%
Commercial	22	23,210,297	11.82%	44.47%	67.52%
Construction	6	11,510,498	12.66%	22.05%	56.77%
Land	5	1,839,922	11.84%	3.52%	53.62%
Residential	1	168,000	12.50%	0.32%	70.00%

	45	$52,194,617	12.32%	100.00%	60.59%

Investment in mortgage loans as of September 30, 2002 was as follows:

	Number		Weighted		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	11	$17,379,074	14.38%	19.06%	79.91%
Bridge	3	9,129,025	13.73%	10.01%	68.79%
Commercial	10	28,181,705	13.40%	30.90%	54.11%
Construction	11	26,241,223	14.21%	28.78%	50.41%
Land	4	10,260,281	13.13%	11.25%	48.85%

	39	$91,191,308	13.82%	100.00%	53.43%

* Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

	September 30, 2003	Portfolio	September 30, 2002	Portfolio
Loan Type	Balance	Percentage	Balance	Percentage

First mortgages	$52,194,617	100.00%	$91,180,814	99.99%
Second mortgages**	—	—%	10,494	0.01%

	$52,194,617	100.00%	$91,191,308	100.00%

**	All of the Company’s second mortgages were junior to a first trust deed position held by either the Company or the Company’s Manager.

The following is a schedule of maturities of investments in mortgage loans as of September 30, 2003:

2003	$29,714,657
2004	12,305,206
2005	10,174,754

$52,194,617

The following is a schedule by geographic location of investments in mortgage loans as of:

	September 30, 2003	Portfolio	September 30, 2002	Portfolio
	Balance	Percentage	Balance	Percentage

Arizona	$4,887,202	9.36%	$16,225,981	17.79%
California	5,751,298	11.02%	1,247,876	1.37%
Colorado	163,333	0.31%	983,217	1.08%
Florida	115,450	0.22%	—	—%
Hawaii	10,992,254	21.06%	11,750,000	12.88%
Nevada	17,691,975	33.90%	43,288,748	47.47%
New Mexico	168,000	0.32%	1,157,505	1.27%
New York	2,000,000	3.83%	—	—%
Ohio	400,000	0.77%	—	—%
Texas	6,080,095	11.65%	11,568,971	12.69%
Utah	3,369,010	6.46%	3,369,010	3.69%
Washington	576,000	1.10%	1,600,000	1.76%

	$52,194,617	100.00%	$91,191,308	100.00%

Asset Quality and Loan Reserves

Losses may occur from investing in mortgage loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates the Company’s mortgage loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends; and

•	estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2003, our Manager had established a general allowance for loan losses of $0.5 million. At September 30, 2003, seven of our loans were non-performing (more than 90 days past due on principal or interest payments) totaling $11.0 million. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against a loss of principal or interest with the exception on the loan described below. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

On June 25, 2003, the Company and Fund II refinanced a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5%. No specific reserve has been provided for this loan based on the underlying collateral value. The new loan has a term of 24 months. Interest income not recognized by the Company during the period as a result of the restructuring was $20,430.

On July 22, 2003, the Company entered into a stipulation with a borrower which among other things reduced the interest rate to 7.0% from 12.5% on the principal balance of $2.0 million (which represents a 10% pari passu interest in a first trust deed of $20.0 million), deferred interest payments through October 31, 2003, and extended the maturity date from June 14, 2003 to June 14, 2005. The borrower filed Chapter 11 Bankruptcy on June 26, 2003. The United States Bankruptcy Court approved the stipulation. The borrower has defaulted on the stipulation and the bankruptcy stay has been lifted. The borrower paid interest payments due on November 15, 2003 and December 15, 2003. The Company has the right to complete the foreclosure, but is in continuing discussions with the borrower.

In addition to the above-mentioned loans, at September 30, 2003, our Manager had granted extensions on 12 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to us from borrowers whose loans had been extended as of September 30, 2003 was approximately $16.4 million. At September 30, 2003, all such loans were performing. Accordingly, our Manager concluded that no additional allowance for loan losses was necessary with respect to such loans.

Because of the fact that any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our members.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

	FOR THE TRANSITION	FOR THE NINE
	PERIOD ENDED	MONTHS ENDED
RESULTS OF OPERATIONS	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001

		(UNAUDITED)
Total revenues	$9,726,881	$8,140,242
Total expenses	442,559	53,272

Net income	$9,284,322	$8,086,970

Net income allocated to Members per weighted average membership units	$0.92	$1.02

Annualized net rate of return to Members(b)	12.2%	13.6%

Weighted average membership units(a)	10,142,982	7,942,536

(a) The weighted average number of outstanding units for the transition period ended September 30, 2002 is calculated based upon the daily number of outstanding units beginning on January 1, 2002. The weighted average number of outstanding units for the nine months ended September 30, 2001 is calculated based upon the daily number of outstanding units beginning on January 1, 2001.

(b) The annualized net rate of return to unit holders is calculated based upon the net income allocated to unit holders per weighted average units then divided by the number of months during each period and multiplied by 12 months, then divided by ten (the $10 cost per unit).

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

Total Expenses. For the nine months ended September 30, 2002, expenses totaled $442,559 compared to $53,272 for the same period in 2001, an increase of $389,287. Increase in total expenses for 2002 primarily related to an approximate $180,000 increase in management’s fees, the provision for loan losses totaling $100,000, and interest expense approximating $114,000 related to secured borrowings.

Net Income. Overall, net income for the nine months ended September 30, 2002 totaled $9.3 million compared to $8.1 million for the same period in 2001, an increase of $1.2 million or 15%.

Annualized Rate of Return to Members. For the nine months ended September 30, 2002, annualized net rate of return to members totaled 12.2% compared to 13.6% for the same period in 2001. The decrease in annualized net rate of return to members was primarily related to an allowance for loan losses of $100,000, which our Manager decided to establish during the transition period ended September 30, 2002. See discussion - “Asset Quality and Loan Reserves.”

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. The Company does not recognize interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable. Fee income and other income are recognized as revenue when earned.

Investments in Mortgage Loans

Investment in mortgage loans secured by trust deeds and mortgages are originated by our Manager in accordance with terms contained in our operating agreement. Currently, all of the mortgage loans are fixed rate loans with maturities ranging from two months to 30 months, secured by first and second deeds of trust on properties securing commercial, land, construction, residential, bridge, and acquisition and development loans. Bridge loans provide interim financing (12 to 24 months) to enable commercial borrowers to attempt to qualify for permanent financing. Currently, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investment in mortgage loans for estimated and expected credit impairment which is considered inherent to our investment in mortgage loans portfolio. Our Manager’s estimate of expected losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the reserve are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the reserve. Our Manager believes that the allowance for loan losses totaling $0.5 million as of September 30, 2003, included in the accompanying balance sheet is adequate to address estimated and expected credit impairment.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell. At September 30, 2003 and September 30, 2002, the Company had $26.5 million and $1.5 million, respectively, in real estate held for sale.

FACTORS AFFECTING OUR OPERATING RESULTS

Our business is subject to numerous factors affecting our operating results. In addition to the factors discussed above, our operating results may be affected by:

Risks of Investing in Mortgage Loans

•	Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	We approve mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry our Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will borrow money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing the our revenues and the distributions to our members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interest in mortgage loans.

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

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operating purposes. Subject to a 3% reserve, we endeavor to use all of our available funds to invest in mortgage loans. Income generated from such loans is paid out to our members unless they have elected to reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage a monthly management fee of up to 0.25% of our aggregate capital contributions.

During the year ended September 30, 2003, cash flows provided by our operating activities approximated $12.5 million. Our investing activities for the year ended September 30, 2003 consisted of investment in loans secured by real estate in the amount of $15.3 million (net of proceeds from payoffs and sales of mortgage loans), and redemption of certificates of deposits of $1.6 million. Our financing activities primarily consisted of member withdrawals of $10.3 million and members’ distributions, net of reinvestments, of $8.0 million. Approximately 377 of our members currently reinvest their distributions.

Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. See the discussion “Asset Quality and Loan Reserves.” The mortgage loans in which we invest are not federally insured as are certain bank deposits and are generally illiquid as compared to government and certain corporate bonds. In addition, redemptions by our Members would reduce the capital we have available for investment. Such redemptions are limited by the terms of our operating agreement to not more than 10% per year and not more than $100,000 per member per calendar year and are subject to other conditions.

In addition, redemptions by our members reduce the capital we have available for investment. Such redemptions are limited by the terms of our operation agreement to not more than 10% per year and not more than $100,000 per member per calendar year and are subject to other conditions. Beginning capital as of January 1, 2003 was $97.5 million, which would limit redemptions to $9.75 million for calendar 2003. On June 17, 2003, the Company discontinued accepting requests for the redemption of units for the 2003 calendar year. As of November 30, 2003, the total of redemptions made and redemptions requested and awaiting payments was $9.2 million. All redemptions request received after that date have been logged for redemption beginning in January 2004. As of November 30, 2003, requests to redeem 814,536 Units in 2004, 554,104 Units in 2005 and 302,613 Units in 2006 had been logged.

Our Manager believes that total non-performing assets at September 30, 2003 have increased primarily as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, the Company does not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that the Company will not be able to realize the full estimated carrying values upon disposition, particularly if continuing economic weakness results in declining real estate values.

As of September 30, 2003, the Company had secured borrowings of $20.3 million related to intercreditor and participation agreements. Pursuant to the intercreditor agreements, the Investor may participate in certain loans with Vestin Mortgage, Vestin Fund II, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the intercreditor agreements are accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Pursuant to the participation agreements, the Investor may participate in certain loans with Vestin Fund II and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the participation agreements gives the participant the right to require substitution of its interest with another loan, or, if the right of substitution is not exercised and the participant holds more than 50% of the loan, the participant may request that the Lead Lender purchase a portion so that the Lead Lender has at least a 50% pro rata share of the non-performing loan. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

As of September 30, 2003, we have only one revolving line of credit, which is from First Hawaiian Bank in the amount of $1,000,000. The balance as of September 30, 2003 for that line of credit was $0. As of September 30, 2003, the Company was in compliance with all applicable covenants related to the line of credit. The line of credit expires on December 31, 2003 and the Company expects to renew the line of credit at that time.

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

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At September 30, 2003, the Company had $13.7 million in cash, $1.2 million in certificates of deposit, and $115.1 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

Most of our assets consist of investments in mortgage loans. At September 30, 2003, our aggregate investment in mortgage loans was approximately $52,194,617 with a weighted average effective interest rate of 12.3%. Most of the mortgage loans have a term of 12 months; the average term of outstanding loans at September 30, 2003 was 13.0 months. All of the outstanding mortgage loans at September 30, 2003 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. None of the mortgage loans have prepayment penalties.

Market fluctuations in interest rates generally do not affect the carrying value of our investment in mortgage loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for distribution to members. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity which would reduce the demand for commercial mortgage loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.

At September 30, 2003, we also had approximately $14.9 million invested in cash and cash equivalents, and certificates of deposit. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on any items dealing with accounting and financial disclosure with the independent auditors during the past two fiscal years.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company does not have any directors or officers. The Company is managed by Vestin Mortgage. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and is traded on the NASDAQ under the symbol “VSTN.” Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services.

The directors and executive officers of Vestin Mortgage, Inc. are listed below:

Name	Age	Title
Michael V. Shustek	45	Chief Executive Officer, Chairman and Director
Peggy S. May	34	President
Stephen A. Schneider	57	Vice President
Lance K. Bradford	37	Chief Financial Officer, Treasurer, Secretary and Director

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. In 2000, Mr. Shustek co-authored a book, Trust Deed Investments, on the topic of private mortgage lending. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also teaches a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

On March 26, 1999, Del Mar Mortgage, Inc. ,the stock of which is wholly-owned by Mr. Shustek, entered into a stipulated court order (the “Order”) with the State of Nevada, Department of Business and Industry, Financial Institutions Division (the “Division”) resolving a dispute regarding Del Mar Mortgage, Inc.’s alleged noncompliance with various Nevada regulatory statutes. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage, Inc. agreed to assure compliance with applicable Nevada law in all of its record keeping, advertising and solicitation of mortgage borrowers and in its making and servicing of mortgage loans. Del Mar Mortgage, Inc. paid the Division an aggregate of $50,000 to cover the Division’s costs. The Order contained no findings of wrongful conduct by Del Mar Mortgage, Inc. or Mr. Shustek. Mr. Shustek was apparently named by the Division because he was the controlling person of Del Mar Mortgage, Inc. In April 1999, Vestin Group (then known as Sunderland Acquisition Corporation) acquired the customer lists, goodwill and certain other intangible assets of Del Mar Mortgage, Inc. and assumed liabilities related to such assets. Neither Vestin Group (then Sunderland Acquisition Corporation) nor Vestin Mortgage (then known as Capsource, Inc.) acquired any loans or other financial assets of Del Mar Mortgage, Inc., which continued to operate as an independent business. In contemplation of such acquisition, Vestin Group (then Sunderland Acquisition Corporation) and Vestin Mortgage (then Capsource, Inc.) agreed to be bound by the terms of the Order.

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

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or entity owns beneficially more than 5% of the ownership interests in us. Our Manager owns approximately 100,000 units or 1.1% of our capital as of September 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Management Fee

Our Manager is entitled to receive from us a management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. The amount of management fees incurred to our Manager for the fiscal years ended September 30, 2003 and 2002, approximated $253,000 and $310,000, respectively.

Amount Due to Managing Member

As of September 30, 2003 and September 30, 2002, we owed our Manager approximately $362,000 and $430,000, respectively, for expenses advanced on our behalf and distributions due related to units owned by our Manager.

Purchase of Loans from Vestin Fund II, LLC

During the fiscal years ended September 30, 2003 and 2002, the Company purchased approximately $15,056,000 and $9,100,000 in mortgage loans from Vestin Fund II, LLC, a company managed by our Manager. During the fiscal years ended September 30, 2003 and 2002, the Company sold approximately $27,460,000 and $13,137,000 in mortgage loans to Vestin Fund II, LLC.

Other Transactions with the Manager

During the transition period ended September 30, 2002, the Company purchased $479,000 in mortgage loans from the Company’s Manager at their historical cost pursuant to Section 4.4.1 of the Company’s Operating Agreement.

Accounting Fees

During the year ended September 30, 2003, the Company paid $5,000 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. Vestin Mortgage’s Chief Financial Officer, Treasurer, Secretary and Director is an equity owner in that firm.

ITEM 14. CONTROL AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The financial statement are contained on Pages F-2 through F-25 on this Annual Report on Form 10-K, and the list of the financial statement contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Company did not have any Current Reports on Form 8-K filing during the fourth fiscal quarter of 2003.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1(1)	Articles of Organization
3.1(2)	Amended and Restated Operating Agreement
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Lance K. Bradford
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our S-11 Registration Statement filed on December 21, 2000.

(2)	Incorporated herein by reference to Amendment No. 2 to our S-11 Registration Statement filed on July 3, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund I, LLC

By: Vestin Mortgage, Inc., its sole manager

By: /s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director of the Manager (Principal Officer of Manager)

By: /s/ Lance K. Bradford
Lance K. Bradford
Director, Secretary and Treasurer (Chief Financial Officer of the Manager)

Dated: December 23, 2003

Report of Independent Auditors

Members of Vestin Fund I, LLC

We have audited the accompanying balance sheets of Vestin Fund I, LLC (the “Company”) as of September 30, 2003 and 2002, and the related statements of income, members’ equity, and cash flows for the year ended September 30, 2003, the nine-month period ended September 30, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund I, LLC as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the year ended September 30, 2003, the nine-month period ended September 30, 2002, and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The Mortgage Loan Rollforward, Mortgage Loans by Type of Property, Mortgage Loan by Lien Position, and Mortgage Loans That Exceed Three Percent of the Portfolio are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernst & Young LLP

Phoenix, Arizona
December 18, 2003

Vestin Fund I, LLC

BALANCE SHEETS

	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

ASSETS
Cash	$13,707,547	$2,762,334
Certificates of deposit	1,175,000	2,775,000
Interest and other receivables	1,632,327	1,175,972
Real estate held for sale	26,523,340	1,541,258
Investment in mortgage loans, net of allowance for loan losses of $500,000 and $100,000, respectively	51,694,617	91,091,308
Assets under secured borrowings	20,323,719	6,637,370
Other assets	7,650	83,631

Total assets	$115,064,200	$106,066,873

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$22,955	$—
Due to Manager	361,607	430,447
Due to related parties	1,079,423	—
Note payable	2,000,000	—
Note payable - related parties	4,733,311	—
Secured borrowings	20,323,719	6,637,370
Deferred income	28,117	—

Total liabilities	28,549,132	7,067,817

Members’ equity - authorized 10,000,000 units 9,124,566 and 9,928,052 units at $10 per unit issued and outstanding at September 30, 2003 and 2002, respectively	86,515,068	98,999,056

Total members’ equity	86,515,068	98,999,056

Total liabilities and members’ equity	$115,064,200	$106,066,873

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF INCOME

			FOR THE NINE
			MONTHS
	FOR THE YEAR	FOR THE YEAR	TRANSITION	FOR THE YEAR
	ENDED	ENDED	PERIOD ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,

	2003	2002	2002	2001

		(UNAUDITED)
Revenues
Interest income from investment in mortgage loans	$9,194,054	$12,904,243	$9,612,827	$11,051,141
Loan fees	526,756	—	—	256,230
Other income	643,638	247,157	114,054	257,390

Total revenues	10,364,448	13,151,400	9,726,881	11,564,761

Operating expenses
Interest expense	1,120,556	113,689	113,689	—
Management fees to Manager	253,100	310,448	186,781	130,851
Valuation adjustment on real estate held for	3,382,622	—	—	—
Write-off of deferred bond offering costs	203,517	—	—	—
Expenses related to real estate held for sale	466,623	—	—	—
Legal and accounting expenses	194,674	—	—	—
Provision for loan losses	400,000	100,000	100,000	—
Other	30,997	42,056	42,089	46,055

Total operating expenses	6,052,089	566,193	442,559	176,906

NET INCOME	$4,312,359	$12,585,207	$9,284,322	$11,387,855

Net income allocated to members	$4,312,359	$12,585,207	$9,284,322	$11,387,855

Net income allocated to members per weighted average membership units	$0.45	$1.23	$0.92	$1.34

Weighted average membership units	9,668,310	10,193,776	10,142,982	8,519,804

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF MEMBERS’ EQUITY

	Units	Amount

Members’ equity at December 31, 2000	4,173,990	$41,381,211
Issuance of units (net of offering costs)	5,923,233	59,030,659
Distributions	—	(10,756,770)
Reinvestments of distributions	211,553	2,115,528
Members’ withdrawals	(70,288)	(702,884)
Net income	—	11,387,855

Members’ equity at December 31, 2001	10,238,488	102,455,599
Distributions	—	(9,636,502)
Reinvestments of distributions	208,237	2,082,370
Members’ withdrawals	(518,673)	(5,186,733)
Net income	—	9,284,322

Members’ equity at September 30, 2002	9,928,052	98,999,056
Distributions	—	(10,363,632)
Capital contribution from Manager	—	1,600,000
Reinvestments of distributions	231,487	2,314,870
Members’ withdrawals	(1,034,973)	(10,347,585)
Net income	—	4,312,359

Members’ equity at September 30, 2003	9,124,566	$86,515,068

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE YEAR	FOR THE TRANSITION	FOR THE YEAR
	ENDED	ENDED	PERIOD ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,
	2003	2002	2002	2001

		(unaudited)
Cash flows from operating activities:
Net income	$4,312,359	$12,585,207	$9,284,322	$11,387,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400,000	100,000	100,000	—
Write down of real estate held for sale	3,259,361	—	—	—
Write off of deferred offering costs	203,517	—	—	—
Change in operating assets and liabilities:
Due to Manager	272,217	439,582	280,291	265,921
Due to related parties	475,867	—	—	—
Interest and other receivables	(450,129)	(95,087)	(138,754)	(546,096)
Real estate held for sale	3,246,909	—	—	—
Other assets	(7,650)	—	—	—
Accounts payable	22,955	—	—	—
Note receivable from manager	723,763	—	—	—
Deferred income	28,117	—	—	(256,230)

Net cash provided by operating activities	12,487,286	13,029,702	9,525,859	10,851,450

Cash flows from investing activities:
Purchase of investments in mortgage loans	(31,267,192)	(38,623,318)	(40,070,662)	(136,896,686)
Purchase of investments in mortgage loans from:
Vestin Fund II, LLC	(14,469,950)	(9,100,000)	—	—
Vestin Mortgage	(478,829)	(3,706,186)	—	—
Other related party	(6,509,307)	(60,000)	(60,000)	—
Private investor	(380,403)	(25,405,212)	—	—
Proceeds received from sale of mortgage loans to:			8,457,865	29,160,894
Vestin Fund II, LLC	27,460,214	13,136,674	1,815,000	21,289,763
Vestin Group, Inc.	4,500,000	996,000	—	—
Vestin Mortgage	—	—	—	2,925,000
Other related party	290,938	4,114,973	914,973	—
Private investor	1,030,000	8,457,865	—	—
Proceeds from loans paid off	35,078,803	54,905,439	33,438,414	25,669,492
Proceeds from certificates of deposit	1,600,000	225,000	(325,000)	(1,250,000)

Net cash provided by (used in) investing activities	16,854,274	4,941,235	4,170,590	(59,101,537)

Cash flows from financing activities:
Proceeds from issuance of membership units	—	(146,127)	—	59,030,659
Members’ withdrawals	(10,347,585)	(5,131,584)	(5,186,733)	(702,884)
Members’ distributions, net of reinvestments	(8,048,762)	(10,329,154)	(7,554,132)	(8,641,242)

Net cash provided by (used in) financing activities	(18,396,347)	(15,606,865)	(12,740,865)	49,686,533

NET INCREASE IN CASH	10,945,213	2,364,072	955,584	1,436,446
Cash, beginning	2,762,334	398,262	1,806,750	370,304

Cash, ending	$13,707,547	$2,762,334	$2,762,334	$1,806,750

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF CASH FLOWS

(CONTINUED)

	FOR THE YEAR	FOR THE YEAR	FOR THE TRANSITION	FOR THE YEAR
	ENDED	ENDED	PERIOD ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,
	2003	2002	2002	2001

		(unaudited)
Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Conversion of deferred offering costs to membership units	$—	$—	$—	$201,666

Deferred debt offering costs paid by Manager	$124,694	$83,631	$83,631	$—

Deferred debt offering costs paid by Related Party	$15,069	$—	$—	$—

Distributions payable to Manager	$101,183	$93,500	$93,500	$—

Real estate held for sale acquired through foreclosure	$32,960,248	$1,541,258	$1,541,258	$—

Investment in mortgage loans in real estate acquired for investments in real estate held for sale	$478,829	$—	$—	$—

Loans funded through secured borrowing	$13,686,349	$6,637,370	$6,637,370	$—

Payoff of payable to Manager related to capital contribution	$876,237	$—	$—	$—

Sale of rights to receive proceeds of guaranty	$3,084,000	$—	$—	$—

Investment in mortgage loans in real estate transferred from Related Party	$586,489	$—	$—	$—

Expenses related to real estate held for sale paid by Related Party	$1,997	$—	$—	$—

The accompanying notes are an integral part of these statements.

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

On August 23, 2000, the Company’s Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 units at $10 per unit. Consequently, the Company commenced operations on September 1, 2000. By June 2001, the Company had sold all of the 10,000,000 Units offered pursuant to its registration statement. No additional Units will be sold, however, current members may continue to participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units at $10.00 per Unit. As of September 30, 2003, an additional 779,092 Units have been purchased under this plan. Additionally, the Company issued 100,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company’s behalf.

The Manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services and has originated over $1.5 billion in real estate loans. The operating agreement provides that the Manager controls the daily operations of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund II, LLC, (“Fund II”), Vestin Fund III, LLC, (“Fund III”) and inVestin Nevada, Inc., entities in the same business as the Company.

In June 2002, the Company changed its fiscal year end from December 31 to September 30. The transition period ended September 30, 2002 reflects nine months of operational activities as a result of the change in fiscal year end. Unaudited financial statements for the 12 months ended September 30, 2002 are shown for comparative purposes. Certain amounts of prior periods have been classified to conform to the current year presentation.

See Note K for detail of transactions with the Manager.

2.     Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     Income Taxes

Income tax effects resulting from the Company’s operations pass through to the members individually and, accordingly, no provision for income taxes is included in the financial statements.

4.     Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with a liquidation provision of one month or less (see Note B).

5.     Investment in Mortgage Loans

Investment in mortgage loans secured by trust deeds and mortgages are originated by the Manager in accordance with terms contained in the Company’s operating agreement. Currently, all of the mortgage loans are fixed rate loans with maturities ranging from two months to 30 months, secured by first or second deeds of trust on properties securing commercial, land, construction, residential, bridge, and acquisition and development loans. Bridge loans provide interim financing (12 to 24 months) to enable commercial borrowers to attempt to qualify for permanent financing. Currently, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Interest income on loans is accrued by the effective interest method.

The Company also invests in mortgage loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2003 and September 30, 2002, the Company had interest reserves of approximately $6,583,000 and $4,185,835, related to mortgage loans that if fully funded would have a principal balance of $105,174,000, and $84,261,625.

The Company also sells full or partial interests in loans to related and third parties at the discretion of the Manager. During the fiscal years ended September 30, 2003 and 2002, the Company sold loans to third parties in the amount of $1,030,000 and $8,457,865, respectively. During the fiscal years ended September 30, 2003 and 2002, the Company sold loans to related parties in the amount of $32,251,152 and $18,247,647, respectively. During the fiscal years ended September 30, 2003 and 2002, the Company purchased loans from third parties in the amount of $380,403 and $25,405,212, respectively. During the fiscal years ended September 30, 2003 and 2002, the Company purchased loans from related parties in the amount of $21,458,086 and $12,866,186, respectively. The sale of all loans resulted in no gain or loss in the accompanying financial statements.

6.     Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. The Company does not recognize interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable. Fee income and other income are recognized as revenue when earned.

7.     Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated and expected credit impairment which is considered inherent to the Company’s investment in mortgage loans. The Manager’s estimate of expected losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the reserve are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve.

8.     Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

9.     Fair Value of Financial Instruments

The Financial Accounting Standards Board’s Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of the Company’s financial assets. The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a)	Certificate of Deposits and Short Term Investments: The carrying amount of these instruments are at amortized cost which approximates fair value.

(b)	Investment in Mortgage Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities.

(c)	Assets under Secured Borrowing. The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

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

The Company maintains cash deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of September 30, 2003 and 2002, the Company had approximately $13,983,000 and $6,089,000, respectively, in excess of the federally insured limits.

As of September 30, 2003, 33.9% of the Company’s mortgage loans were in Nevada compared to 47.5% at September 30, 2002 and 21.1% of the Company’s mortgage loans were in Hawaii compared to 12.9% at

September 30, 2002. As a result of this geographical concentration of the Company’s mortgage loans, a downturn in the local real estate markets in Nevada and/or Hawaii could have a material adverse effect on the Company.

At September 30, 2003, the aggregate amount of loans to the Company’s three largest borrowers represented 23.0% of the Company’s total investment in mortgage loans. These mortgage loans consisted of bridge, construction and commercial loans, located in Hawaii and Nevada, with a first lien position, earning between 10.5% and 14.0%, outstanding balances of approximately $12,006,000 and maturing from March 2004 through August 2005. At September 30, 2002, the aggregate amount of loans to the Company’s three largest borrowers represented 31% of the Company’s total mortgage loans. These mortgage loans consisted of commercial and bridge loans, located in Arizona and Nevada, with a first lien position, earning between 13% and 14.5%, outstanding balances of approximately $28,399,000 and maturing from November 2002 through June 2004. Because the Company has a significant concentration of credit risk with its three largest borrowers, a default by any of the borrowers could have a material adverse effect on the Company.

All of the Company’s mortgage loans will require the borrower to make a balloon payment of the principal at maturity. The success of a borrower’s ability to repay its mortgage loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE C - INVESTMENT IN MORTGAGE LOANS

Investment in mortgage loans as of September 30, 2003 was as follows:

	Number		Weighted		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	4	$7,430,353	13.70%	14.24%	46.46%
Bridge	7	8,035,547	12.14%	15.40%	60.50%
Commercial	22	23,210,297	11.82%	44.47%	67.52%
Construction	6	11,510,498	12.66%	22.05%	56.77%
Land	5	1,839,922	11.84%	3.52%	53.62%
Residential	1	168,000	12.50%	0.32%	70.00%

	45	$52,194,617	12.32%	100.00%	60.59%

Investment in mortgage loans as of September 30, 2002 was as follows:

	Number		Weighted		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	11	$17,379,074	14.38%	19.06%	79.91%
Bridge	3	9,129,025	13.73%	10.01%	68.79%
Commercial	10	28,181,705	13.40%	30.90%	54.11%
Construction	11	26,241,223	14.21%	28.78%	50.41%
Land	4	10,260,281	13.13%	11.25%	48.85%

	39	$91,191,308	13.82%	100.00%	53.43%

*     Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

	September 30, 2003	Portfolio	September 30, 2002	Portfolio
Loan Type	Balance	Percentage	Balance	Percentage

First mortgages	$52,194,617	100.00%	$91,180,814	99.99%
Second mortgages**	—	—%	10,494	0.01%

	$52,194,617	100.00%	$91,191,308	100.00%

**	All of the Company’s second mortgages were junior to a first trust deed position held by either the Company or the Company’s Manager.

The following is a schedule of maturities of investments in mortgage loans as of September 30, 2003:

2003	$29,714,657
2004	12,305,206
2005	10,174,754

$52,194,617

The following is a schedule by geographic location of investments in mortgage loans as of:

	September 30, 2003	Portfolio	September 30, 2002	Portfolio
	Balance	Percentage	Balance	Percentage

Arizona	$4,887,202	9.36%	$16,225,981	17.79%
California	5,751,298	11.02%	1,247,876	1.37%
Colorado	163,333	0.31%	983,217	1.08%
Florida	115,450	0.22%	—	—%
Hawaii	10,992,254	21.06%	11,750,000	12.88%
Nevada	17,691,975	33.90%	43,288,748	47.47%
New Mexico	168,000	0.32%	1,157,505	1.27%
New York	2,000,000	3.83%	—	—%
Ohio	400,000	0.77%	—	—%
Texas	6,080,095	11.65%	11,568,971	12.69%
Utah	3,369,010	6.46%	3,369,010	3.69%
Washington	576,000	1.10%	1,600,000	1.76%

	$52,194,617	100.00%	$91,191,308	100.00%

At September 30, 2003, eight of our loans were non-performing (more than 90 days past due on principal or interest payments) totaling $13.0 million. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against a loss of principal or interest with the exception of the loan described elsewhere in this footnote. Our Manager will continue to evaluate these loans to determine if an allowance for loan losses should be recorded.

As of September 30, 2003, all loans, except for the eight loans, were current and performing according to their terms.

In addition, the Company’s Manager granted extensions on 12 loans and 9 loans as of September 30, 2003 and September 30, 2002, respectively, pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was twelve months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, the Company’s Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due to the Company from borrowers whose loans have been extended as of September 30, 2003 and 2002, was approximately $16.4 million and $30.3 million, respectively.

The Company’s Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company’s Manager believes that the allowance for loan losses totaling $0.5 million and $0.1 million included in the accompanying balance sheet as of September 30, 2003 and 2002, respectively, is adequate to address estimated and expected credit impairment which is considered inherent in the Company’s investment in mortgage loans as of that date.

The Company has six mortgage loan products consisting of land, construction, commercial building, bridge, residential, and acquisition and development loans. Mortgage loans have effective interest rates ranging from 5.5% to 14.5% and 10% to 17% at September 30, 2003 and 2002, respectively. Revenue by product will fluctuate based upon relative balances during the period.

On June 25, 2003, the Company and Fund II refinanced a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5%. No specific reserve has been provided for this loan based on the underlying collateral value. The new loan has a term of 24 months. Interest income not recognized by the Company during the period as a result of the restructure was $20,430.

On July 22, 2003, the Company entered into a stipulation with a borrower which among other things reduced the interest rate to 7.0% from 12.5% on the principal balance of $2.0 million (which represents a 10% pari passu interest in a first trust deed of $20.0 million), deferred interest payments through October 31, 2003, and extended the maturity date from June 14, 2003 to June 14, 2005. The borrower filed Chapter 11 Bankruptcy on June 26, 2003. The United States Bankruptcy Court approved the stipulation. The borrower has defaulted on the stipulation and the bankruptcy stay has been lifted. The borrower paid interest payments due on November 15, 2003 and December 15, 2003. The Company has the right to complete the foreclosure, but is in continuing discussions with the borrower.

As approved by the United States Bankruptcy Court, the Company, Fund II and a third-party participant have advanced an additional $2.2 million of post-petition financing to the borrower. No specific reserve has been provided for this loan based on the underlying collateral value.

NOTE D - REAL ESTATE HELD FOR SALE

As of September 30, 2003, the Company had eight properties with a total carrying value of $26.5 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The Company may share ownership of such properties with Fund II, the Manager, or other unrelated parties. The summary below includes the Company’s percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value, less selling costs, based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a summary of real estate held for sale as of September 30, 2003:

Description	% of ownership	Carrying Value

Custom residential property located in Santa Fe, New Mexico	93%	$1,191,055
40 acres of land containing 354 residential lots in Henderson, Nevada	66%	6,917,600
An uncompleted 162-bed assisted living facility in Las Vegas, Nevada	100%	11,776,730
An approximate 200-unit apartment complex located in Las Vegas, Nevada	2%	112,312
An approximate 30-unit apartment complex located in Las Vegas, Nevada	17%	215,431
An uncompleted golf course in Mesquite, Nevada	64%	2,171,812
65 acres of raw land in Mesquite, Nevada	58%	2,796,137
Raw land in Mesquite, Nevada	60%	1,342,263

Total		$26,523,340

Based on management’s estimate of fair value of these assets, adjustments to carrying value of $3.4 million were recorded in the year ended September 30, 2003, including the adjustments described below.

The Company entered into an agreement for the sale of a portion of the Company’s interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement requires the buyer to purchase 138 lots for cash and gives the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. The buyer completed the purchase of the 138 lots on July 14, 2003. The Company recorded a valuation adjustment as of June 30, 2003 of approximately $1.7 million to write down the carrying value of the Company’s interest in the parcel to the amount corresponding to the negotiated sale and option price.

The Company sold an uncompleted golf course, 65 acres of raw land and an additional parcel of raw land in Mesquite, Nevada in August 2003. However, the Company financed 100% of the sale. GAAP requires 20% of the sales price to be funded by the buyer to record a sale. Once the sale is recorded, the Company will have remaining a 58% interest in 28 acres of commercial land in Mesquite, Nevada valued at approximately $2.3 million.

Through foreclosure proceedings in the first calendar quarter of 2003, the Company assumed an approximate 2% ownership of a 200-unit apartment complex as described above. The other 98% is owned by Fund II and a private investor. The Company had engaged an outside management company to manage the apartment complex, pending its sale. The Company’s share of income from operations for the three months ended September 30, 2003 totaled approximately $3,000 which is included in other income on the accompanying statements of income. On October 20, 2003, the Company sold the property to a third party. However, the Company financed 100% of the sale. GAAP requires 20% of the sales price to be funded by the buyer to record a sale.

On July 25, 2003, the Company foreclosed on a second deed of trust held on a 162-bed assisted living facility under construction in Las Vegas, Nevada. The property was also subject to a first deed on trust of which the Company held a 42.2% interest, Fund II held a 40.5% interest and a private investor held a 17.3% interest. As a result of foreclosing on the second deed of trust, the Company recorded real estate held for sale of $11.6 million subject to notes payable of $4.7 million to Fund II and $2.0 million to a private investor. The facility is approximately 90% complete. The Company has obtained bids to complete the facility and is actively marketing it for sale.

NOTE F – SECURED BORROWING

As of September 30, 2003 and 2002, the Company had approximately $20,324,000 and $6,637,000, respectively, in secured borrowings pursuant to intercreditor and participation agreements with the related amounts included in assets under secured borrowing. For the years ended September 30, 2003 and 2002, the Company recorded interest expense of $1,120,556 and $113,689, respectively, related to the secured borrowing.

NOTE G – NOTE RECEIVABLE

The Company received a note receivable from an unaffiliated borrower in the amount of $4,666,667 in connection with the sale of real estate. The note requires monthly interest payments at a rate of 8.5% per annum and is payable in full on June 13, 2005. The note is personally guaranteed by the owner of the borrower and is secured by a second deed of trust on 756 acres purchased by the borrower. The note resulted from the Company’s financing of a mortgage note due June 13, 2004 from the borrower for the sale of real estate located in the City of Mesquite, Nevada. The Company is using the cost recovery method of accounting for the financing. Accordingly, the Company will not recognize any income or the note receivable related to this transaction until the principal balance of the underlying notes in the amount of $11,659,000 are paid in full. Payments received by the Company in excess of the principal balance will be recorded as income when, and if, received. As of September 30, 2003, $99,248 of payments had been applied as principal payments to this loan.

NOTE H – DEFFERRED OFFERING COSTS

As of September 30, 2003, the Company expensed previously deferred bond offering costs in the amount of $203,517. The Company’s Manager determined that, due to the current interest rate environment, it is not feasible to proceed with the securitization of the Company’s mortgage loans through the sale of bonds secured by those mortgages, and accordingly, has expensed the costs incurred to date. As of September 30, 2002, deferred bond offering costs totaled $84,000.

NOTE I – REVOLVING LINE OF CREDIT

The Company has a revolving line of credit with a financial institution, which provides for borrowing up to $1,000,000. The balances at September 30, 2003 and 2002 were $0. The line of credit, which is secured by the Company’s certificates of deposit with First Hawaiian Bank, is payable in monthly installments of interest only at 1.50% over the weighted average interest rate paid on the First Hawaiian Bank certificates of deposit. The line of credit matures December 31, 2003. The interest rate will be reset upon the occurrence of either a new drawing on the revolving line of credit or at the maturity of the certificate of deposit. The agreement contains covenants which the Company was in compliance with as of September 30, 2003.

NOTE J – MEMBERS’ EQUITY

1.	Membership Units

As of September 30, 2003, the Manager contributed $1,000,000 to the Company in connection with offering costs incurred on behalf of the Company in return for 100,000 units. Members contributed to the capital of the Company an amount equal to $10 for each unit subscribed for by each member, with a minimum subscription of 200 units per member. The total capital contribution of the members will not exceed $100,000,000 not including reinvested distributions. As of June 2001, the fund had reached the maximum Unit subscription of $100,000,000 not including reinvested distributions.

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

The Company is required by the operating agreement to maintain working capital reserves of at least 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy the Company’s unforeseen obligations and for other permitted uses of its working capital. Working capital reserves of up to 3% in cash or cash equivalents, short-term investments and certificates of deposit are excluded from the funds committed to mortgage investments in determining what portion of the offering proceeds and reinvested distributions have been invested in mortgage loans. As of September 30, 2003 and 2002, the Company had approximately $14.9 million and $5.5 million, respectively, for its working capital reserves.

NOTE K – TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES

1.	Fees Paid by the Company

a.	The Company’s Manager is entitled to receive from the Company a monthly management fee of up to 0.25% of the aggregate capital contributions, paid monthly in arrears. For the years ended September 30, 2003 and 2002, management fees to the Manager approximated $253,000 and $310,000, respectively.

b.	The Manager may receive fees for reselling foreclosed properties. These fees may not be greater than 3.0% of the proceeds where substantial service has been performed by the Manager. As of September 30, 2003 and 2002, no payments were required to be paid to the Manager.

2.	Purchases and Sales of Loans with Vestin Fund II, LLC

During the fiscal years ended September 30, 2003 and 2002, the Company purchased approximately $15,056,000 and $9,100,000, respectively, in mortgage loans from Vestin Fund II, LLC, a Company managed by the Manager. During the fiscal years ended September 30, 2003 and 2002, the Company sold approximately $27,460,000 and $13,137,000, respectively, in mortgage loans from Vestin Fund II, LLC, a Company managed by the Manager.

3.	Due to the Manager

Due to Manager at September 30, 2003 consisted of approximately $366,974 in advances and unpaid management fees and distributions payable totaling $45,150 on units owned by the Manager offset by a receivable from Manager of $50,517. Due to the Manager at September 30, 2002 consisted of $270,412 in advances by the Manager and of distributions payable to the Manager in the amount of $244,815 offset by a receivable from Manager of $84,780. These advances do not accrue interest and are due on demand.

4.	Other Transactions with the Manager

During the fiscal years ended September 30, 2003 and 2002, the Company purchased $479,000 and $3,706,000, respectively, in mortgage loans from the Company’s Manager at their historical cost pursuant to Section 4.4.1 of the Company’s Operating Agreement. During the fiscal years ended September 30, 2003 and 2002, the Company sold $0 and $4,500,000, respectively to the Company’s Manager.

The Manager may purchase from the Company the interest receivable or principal on delinquent loans held by the Company. The Company shall not sell a foreclosed property to the Manager or to another program in which the Manager or its affiliates has an interest. As of September 30, 2003 and 2002, no such transaction occurred.

NOTE L – NEW ACCOUNTING PRONOUNCEMENT

On December 17, 2003 the FASB completed its deliberations of the proposed modifications to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The FASB decided to codify both the proposed modifications and other decisions previously issued into on document that will be issued prior to December 31, 2003. Among other things, the FASB decided that the Revised Interpretation will provide that an enterprise need not determine if an entity is a Variable Interest Entity (“VIE”) unless certain conditions listed in the Revised Interpretation exist. The Company has evaluated its relationships and interest in entities that might be considered VIEs and concluded that none of the prerequisite conditions exist. Accordingly, the Company believes that the adoption of FIN 46 will have no effect on the Company’s financial statements.

NOTE M – COMMITMENTS AND CONTINGENCIES

LITIGATION INVOLVING THE MANAGER

Vestin Mortgage, Inc., Vestin Group, Inc., and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group, Inc., are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loan arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003 all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. The Company is not a party to the Action.

LITIGATION INVOLVING THE COMPANY

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of their business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

NOTE N – REDEMPTION LIMITATION

In order to comply with the Company’s operating agreement and the Internal Revenue Service tax code, the Company may redeem no more than 10% of the members’ capital in any calendar year. Beginning capital as of January 1, 2003 was $97.5 million, which would limit redemptions to $9.75 million for calendar 2003. On June 17, 2003, the Company discontinued accepting requests for the redemption of units for the 2003 calendar year. As of November 30, 2003, the total of redemptions made and redemptions requested and awaiting payment was $9.2 million. All redemption requests received after that date have been logged for redemption beginning in January 2004. As of November 30, 2003, requests to redeem 814,536 Units in 2004, 554,104 Units in 2005 and 302,613 Units in 2006 had been logged.

NOTE O – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following schedule is a selected quarterly financial date for fiscal year ended September 30, 2003:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$2,656,246	$2,512,144	$2,642,236	$2,553,822	$10,364,448
Expenses	369,043	395,572	4,063,827	1,223,647	6,052,089

Net income	$2,287,203	$2,116,572	$(1,421,591)	$1,330,175	$4,312,359

Net income allocated to members per weighted average membership units	$0.23	$0.22	$(0.15)	$0.14	$0.45

Weighted average membership units	9,920,256	9,838,467	9,553,031	9,270,833	9,668,310

The following schedule is a selected quarterly financial date for the nine-month transition period ended September 30, 2002:

	First	Second	Third	Nine months ended
	Quarter	Quarter	Quarter	September 30, 2002

Revenues	$3,429,547	$3,043,778	$3,253,556	$9,726,881
Expenses	62,405	79,099	301,055	442,559

Net income	$3,367,142	$2,964,679	$2,952,501	$9,284,322

Net income allocated to members per weighted average membership units	$0.33	$0.29	$0.29	$0.92

Weighted average membership units	10,246,023	10,230,168	10,067,132	10,142,982

Schedule I

Vestin Fund I, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOAN ROLLFORWARD

Balance, December 31, 2000	$39,376,619
Additions during the period`
New mortgage loans	136,896,686
Deductions during the period
Collections of principal	25,669,492
Mortgage loans sold	53,375,657

79,045,149

Balance, December 31, 2001	97,228,156
Additions during the period
New mortgage loans	40,070,662
Mortgage loans purchased	60,000

40,130,662
Deductions during the period
Collections of principal	33,438,414
Foreclosed loans (Real estate held for sale)	1,541,258
Mortgage loans sold	11,187,838

46,167,510

Balance, September 30, 2002	91,191,308
Additions during the period
New mortgage loans	36,814,532
Mortgage loans purchased	21,359,660
Mortgage loans transferred	4,149,318

62,323,510
Deductions during the period
Collections of principal	35,078,802
Foreclosed loans (Real estate held for sale)	32,960,248
Mortgage loans sold	33,281,151

101,320,201

Balance, September 30, 2003	$52,194,617

Schedule II

Vestin Fund I, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS BY TYPE OF PROPERTY

As of September 30, 2003:

			Carrying		Amount
		Face Amount of	amount of	Maturity	Subject to
Type of Property	Interest Rate	Mortgage	mortgage	Date	Delinquency

Commercial	5.5%-14%	$222,160,000	$23,210,297	12/02-6/05	$4,750,000
Construction	12%-14.5%	$88,150,000	$11,510,498	11/01-8/05	$3,847,345
Acquisition and Development	12%-14%	$76,700,000	$7,430,353	2/02-9/04	$3,369,010
Land	10%-13%	$14,859,500	$1,839,922	3/01-6/04	$220,780
Bridge	11%-14%	$73,565,000	$8,035,547	7/03-6/05	$816,155
Residential	12.5%	$168,000	$168,000	8/03-8/04	$—

As of September 30, 2002:

			Carrying		Amount
		Face Amount of	amount of	Maturity	Subject to
Type of Property	Interest Rate	Mortgage	mortgage	Date	Delinquency

Commercial	10%-17.5%	$151,206,092	$28,181,705	9/02-7/05	$—
Construction	12%-15.75%	$85,270,644	$26,241,223	6/02-6/04	$7,260,989
Acquisition and Development	12%-17%	$68,618,381	$17,379,074	2/02-9/03	$4,405,632
Land	10%-14.75%	$21,630,500	$10,260,281	10/02-6/03	$—
Bridge	14%	$20,061,996	$9,129,025	11/02-9/03	$—

Schedule III

Vestin Fund I, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS BY LIEN POSITION

As of September 30, 2003:

Amount
	Face Amount of		Carrying amount of	Maturity	Subject to
Lien Position	Mortgage	Interest Rate	mortgage	Date	Delinquency

1st	$475,602,500	5.5%-14.5%	$52,194,617	2/02-8/05	$13,003,290
2nd	$—		$—		$—

As of September 30, 2002:

					Amount
	Face Amount of		Carrying amount of	Maturity	Subject to
Lien Position	Mortgage	Interest Rate	mortgage	Date	Delinquency

1st	$335,984,301	10%-17%	$91,180,814	10/01-10/03	$11,666,621
2nd	$10,803,312	14%-14.75%	$10,494	1/02-6/02	$—

Schedule IV

Vestin Fund I, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS THAT EXCEED THREE PERCENT
OF THE PORTFOLIO

As of September 30, 2003:

					Carrying	Amount
Description of	Interest	Maturity	Lien	Face Amount of	Amount of	Subject to
Loan	Rate	Date	Position	Mortgage	Mortgage	Delinquency

Acquisition and Development	14.00%	2/1/2002	1st	$7,000,000	$3,369,010	$3,369,010
Acquisition and Development	14.00%	6/28/2003	1st	$32,000,000	$2,759,100	$—
Bridge	11.00%	6/30/2003	1st	$23,000,000	$2,000,000	$—
Bridge	12.50%	8/19/2004	1st	$20,500,000	$3,398,779	$—
Commercial	7.00%	6/14/2005	1st	$2,000,000	$2,000,000	$2,000,000
Commercial	14.00%	4/6/2003	1st	$8,400,000	$2,500,000	$2,500,000
Commercial	12.00%	11/27/2003	1st	$8,000,000	$1,799,950	$—
Commercial	12.00%	11/27/2003	1st	$29,000,000	$2,079,484	$—
Commercial	14.00%	3/31/2004	1st	$34,000,000	$4,138,662	$—
Construction	14.00%	11/18/2001	1st	$4,500,000	$2,083,050	$2,083,050
Construction	14.50%	6/18/2003	1st	$6,700,000	$2,140,270	$—
Construction	14.50%	6/8/2003	1st	$6,100,000	$1,764,295	$1,764,295
Construction	13.50%	8/13/2005	1st	$51,450,000	$4,468,942	$—

Schedule IV
(continued)

Vestin Fund I, LLC

MORTGAGE LOANS ON REAL ESTATE
MORTGAGE LOANS THAT EXCEED THREE PERCENT
OF THE PORTFOLIO

As of September 30, 2002:

					Carrying	Amount
Description of	Interest	Maturity	Lien	Face Amount of	Amount of	Subject to
Loan	Rate	Date	Position	Mortgage	Mortgage	Delinquency

Acquisition and Development	15.50%	2/2002	1st	$7,232,712	$2,774,412	$2,774,412
Acquisition and Development	14.00%	2/2002	1st	$6,999,043	$3,369,009	$—
Land	14.00%	10/2002	1st	$12,500,000	$4,500,000	$—
Construction	14.50%	6/2004	1st	$17,201,520	$11,674,035	$—
Construction	14.00%	6/2002	1st	$9,998,926	$6,103,484	$6,103,484
Commercial	14.00%	11/2002	1st	$49,379,591	$6,650,000	$—
Bridge	14.00%	11/2002	1st	$11,500,000	$7,145,803	$—
Acquisition and Development	13.00%	10/2002	1st	$7,097,517	$3,082,017	$—
Commercial	12.50%	3/2003	1st	$20,000,000	$2,800,000	$—
Commercial	13.00%	11/2003	1st	$29,000,000	$9,579,582	$—
Construction	13.50%	5/2003	1st	$18,129,043	$3,050,000	$—

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1(1)	Articles of Organization
10(2)	Amended and Restated Operating Agreement
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Lance K. Bradford
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our S-11 Registration Statement filed on December 21, 2000.

(2)	Incorporated herein by reference to Amendment No. 2 to our S-11 Registration Statement filed on July 3, 2002.