Form 10-Q
period 2003-12-31
VESTIN FUND I LLC
filed 2004-02-17
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Yes [X] No [  ]

As of January 31, 2004, the Issuer had 8,390,301 of its Units outstanding.

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [  ] No [X]

Vestin Fund I, LLC

BALANCE SHEETS

	DECEMBER 31, 2003	SEPTEMBER 30, 2003

	(UNAUDITED)
ASSETS
Cash	$13,367,149	$13,707,547
Certificates of deposit	1,184,711	1,175,000
Interest and other receivables	1,507,779	1,632,327
Real estate held for sale	26,366,475	26,523,340
Investment in mortgage loans, net of allowance for loan losses of $600,000 and $500,000 at December 31, 2003, and September 30, 2003, respectively	50,763,555	51,694,617
Assets under secured borrowings	16,301,286	20,323,719
Prepaid expenses	7,650	7,650

	$109,498,605	$115,064,200

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$1,221	$22,955
Due to Manager	250,145	361,607
Due to related parties	669,949	1,079,423
Note payable	2,000,000	2,000,000
Note payable to Fund II	4,733,311	4,733,311
Secured borrowings	16,301,286	20,323,719
Deferred income	99,749	28,117

Total liabilities	24,055,661	28,549,132

Members’ equity - authorized 10,000,000 units, 9,062,266 units and 9,124,566 units at $10 per unit issued and outstanding at December 31, 2003 and September 30, 2003, respectively, and outstanding at $9.43 per unit at December 31, 2003	85,442,944	86,515,068

Total members’ equity	85,442,944	86,515,068

Total liabilities and members’ equity	$109,498,605	$115,064,200

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF INCOME

(unaudited)

	FOR THE	FOR THE
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	DECEMBER 31, 2003	DECEMBER 31, 2002

Revenues
Interest income from investment in mortgage loans	$1,818,890	$2,516,526
Loan fees	72,233	104,788
Other income	157,025	34,932

Total revenues	2,048,148	2,656,246

Operating expenses
Management fees to Manager	63,796	62,655
Provision for loan losses	100,000	100,000
Interest expense	495,072	176,303
Valuation allowances on real estate held for sale	521,378	—
Expenses related to real estate held for sale	57,725	—
Legal expenses	21,215	—
Other	1,355	30,085

Total operating expenses	1,260,541	369,043

NET INCOME	$787,607	$2,287,203

Net income allocated to members	$787,607	$2,287,203

Net income allocated to members per weighted average membership units	$0.09	$0.23

Weighted average membership units	9,110,711	9,920,256

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF MEMBERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

(unaudited)

	Units	Amount

Members’ equity at September 30, 2003	9,124,565	$86,515,068
Distributions	—	(1,272,645)
Reinvestments of distributions	25,288	252,878
Members’ withdrawals	(87,587)	(839,964)
Net income	—	787,607

Members’ equity at December 31, 2003	9,062,266	$85,442,944

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	DECEMBER 31, 2003	DECEMBER 31, 2002

Cash flows from operating activities:
Net income	$787,607	$2,287,203
Adjustments to reconcile net income to net cash provided by operating activities:
Valuation allowances on real estate held for sale	521,378	—
Provision for loan losses	100,000	100,000
Change in operating assets and liabilities:
Interest and other receivables	124,548	(116,747)
Other assets	—	(8,753)
Due to Manager	(111,462)	100,697
Due to related parties	(409,474)	—
Accounts payable	(21,734)	—
Deferred income	71,632	—

Net cash provided by operating activities	1,062,495	2,362,400

Cash flows from investing activities:
Purchase of investments in mortgage loans	(9,129,020)	(17,000,967)
Purchase of investments in mortgage loans from:
Vestin Fund II, LLC	—	(12,575,000)
Other related party	(350,000)	(3,870,000)
Private investor	(1,498,465)	—
Repayment of secured borrowing	(58,254)	—
Proceeds received from sale of mortgage loans to:
Vestin Fund II, LLC	—	12,520,000
Other related party	—	4,665,938
Payments related to real estate held for sale	(306,259)	—
Proceeds from loan payoff	11,808,547	14,725,208
Purchase of certificates of deposit	(9,711)	—
Proceeds from certificates of deposit	—	575,000

Net cash provided by (used in) investing activities	456,838	(959,821)

Cash flows from financing activities:
Members’ distributions, net of reinvestments	(1,019,767)	(2,283,004)
Members’ withdrawals	(839,964)	(1,476,294)

Net cash used in financing activities	(1,859,731)	(3,759,298)

NET DECREASE IN CASH	(340,398)	(2,356,719)
Cash, beginning of period	13,707,547	2,762,334

Cash, ending of period	$13,367,149	$405,615

Supplemental disclosures of cash flows information:
Non-cash financing activities:
Distributions payable to Manager	$13,125	$29,017

Change in loans funded through secured borrowing	$(4,080,687)	$51,316

Real estate held for sale acquired through foreclosure	$—	$7,655,520

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

The Manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services and has originated over $1.5 billion in real estate loans. The operating agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, the operating results of the Fund are dependent on the Manager’s ability and intent to continue to service the Fund’s assets. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund II, LLC, (“Fund II”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., entities in the same business as the Company.

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

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

2.     INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan-to-value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

5.     SECURED BORROWING

As of December 31, 2003, the Company had secured borrowings of $16.3 million related to intercreditor and participation agreements. Pursuant to the intercreditor agreement, the Investor may participate in certain loans with Vestin Mortgage, Vestin Fund II, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the intercreditor agreements are accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are as follows:

Investment in mortgage loans as of December 31, 2003 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	6	$10,077,893	13.83%	19.62%	44.57%
Bridge	33	20,344,008	11.47%	39.61%	68.26%
Commercial	13	10,632,412	12.20%	20.70%	51.29%
Construction	4	8,531,355	13.77%	16.61%	45.12%
Land	4	1,777,887	11.92%	3.46%	56.82%

	60	$51,363,555	12.48%	100.00%	61.36%

Investment in mortgage loans as of September 30, 2003 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*

Acquisition and development	4	$7,430,353	13.70%	14.24%	46.46%
Bridge	7	8,035,547	12.14%	15.40%	60.50%
Commercial	22	23,210,297	11.82%	44.47%	67.52%
Construction	6	11,510,498	12.66%	22.05%	56.77%
Land	5	1,839,922	11.84%	3.52%	53.62%
Residential	1	168,000	12.50%	0.32%	70.00%

	45	$52,194,617	12.32%	100.00%	60.59%

*     Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

	December 31, 2003	Portfolio	September 30, 2003	Portfolio
Loan Type	Balance	Percentage	Balance	Percentage

First mortgages	$51,363,555	100.00%	$52,194,617	100.00%

	$51,363,555	100.00%	$52,194,617	100.00%

The following is a schedule of contractual maturities of investments in mortgage loans as of December 31, 2003:

2003	$15,416,464
2004	26,956,603
2005	8,990,488

$51,363,555

This does not necessarily indicate when the investments in mortgage loans will be realized in cash.

The following is a schedule by geographic location of investments in mortgage loans as of:

	December 31, 2003	Portfolio	September 30, 2003	Portfolio
	Balance	Percentage	Balance	Percentage

Arizona	$3,579,152	6.97%	$4,887,202	9.36%
California	7,098,155	13.82%	5,751,298	11.02%
Colorado	—	—%	163,333	0.31%
Florida	115,450	0.22%	115,450	0.22%
Hawaii	9,214,441	17.94%	10,992,254	21.06%
Nevada	19,609,389	38.18%	17,691,975	33.90%
New Mexico	—	—%	168,000	0.32%
New York	3,320,000	6.46%	2,000,000	3.83%
North Carolina	89,942	0.18%	—	—%
Ohio	—	—%	400,000	0.77%
Texas	4,392,016	8.55%	6,080,095	11.65%
Utah	3,369,010	6.56%	3,369,010	6.46%
Washington	576,000	1.12%	576,000	1.10%

	$51,363,555	100.00%	$52,194,617	100.00%

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5.5% to 14.5%. Revenue by product will fluctuate based upon relative balances during the period.

At December 31, 2003, seven of the Company’s loans totaling $15.4 million were non-performing (more than 90 days past due on interest payments) or past due on principal. These loans have been placed on non-accrual of interest status. The Company has commenced foreclosure proceedings on these loans. The Company’s Manager evaluated all of these loans and concluded that the underlying collateral is sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans except as noted below.

As of December 31, 2003, the Company’s Manager had granted extensions on 11 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of December 31, 2003 was approximately $13.6 million. The Company’s Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

The Company’s Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company’s Manager believes that the allowance for loan losses totaling $600,000 included in the accompanying balance sheet as of December 31, 2003 is adequate to address estimated credit losses in the Company’s investment in mortgage loan portfolio as of that date.

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

On June 25, 2003, the Company restructured a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5%. No specific reserve has been provided for this loan based on the underlying collateral value. The new loan has a term of 24 months. Interest income not recognized during the period as a result of the restructure was $20,430.

On July 22, 2003, the Company entered into a stipulation with a borrower which among other things reduced the interest rate to 7.0% from 12.5% on the principal balance of $2 million (which represents a 10% pari passu interest in a first trust deed of $20.0 million), deferred interest payments through October 31, 2003, and extended the maturity date from June 14, 2003 to June 14, 2005. The borrower filed Chapter 11 Bankruptcy on June 26, 2003. The United States Bankruptcy Court approved the stipulation. The borrower has defaulted on the stipulation and the bankruptcy stay has been lifted. The borrower paid interest payments due on November 15, 2003 and December 15, 2003. As approved by the United States Bankruptcy Court, the Company, Fund II and a third-party participant have advanced an additional $2.2 million of post-petition financing. As of January 28, 2004, the borrower had violated the stipulation order and the bankruptcy court allowed the Company to remove its cash collateral, which totaled approximately $700,000. The Company foreclosed on the property at a sale on February 2, 2004 and took title to the property. No specific reserve was provided upon foreclosure based on the estimated underlying collateral value.

NOTE D — RELATED PARTY TRANSACTIONS

For the three months ended December 31, 2003, the Company recorded management fees to the Company’s Manager of approximately $64,000, compared to $63,000 for the same period in 2002. Additionally, for the three months ended December 31, 2003, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $13,000 based upon the total of 100,000 units owned by the Company’s Manager. The Company also owes the Company’s Manager and Vestin Group for expenses of approximately $86,000 related to the securitization of loans that was abandoned.

During the three months ended December 31, 2003, the Company purchased $350,000 in investments in mortgage loans from other related parties. During the three months ended December 31, 2002, the Company purchased $12,575,000 in investments in mortgage loans from Vestin Fund II, LLC and $3,870,000 from other related parties. For the same period, the Company sold $12,520,000 in investments in mortgage loans to Vestin Fund II, LLC and approximately $4,666,000 to other related parties.

NOTE E — REAL ESTATE HELD FOR SALE

At December 31, 2003, the Company held eight properties with a total carrying value of $26.4 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. During the three months ended December 31, 2003, the Company recorded valuation losses of $0.5 million related to these properties. The Company may share ownership of such properties with Fund II, the Manager, or other unrelated parties. The summary below includes the Company’s percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a summary of real estate held for sale as of December 31, 2003:

Description	% of ownership	Carrying Value

Custom residential property located in Santa Fe, New Mexico	93%	$1,052,263
40 acres of land containing 354 residential lots in Henderson, Nevada	66%	6,917,600
An approximate 200-unit apartment complex located in Las Vegas, Nevada	2%	170,566
An uncompleted 162-bed assisted living facility in Las Vegas, Nevada	100%	11,700,403
A 30-unit apartment complex in Las Vegas, Nevada	17%	215,431
An uncompleted golf course in Mesquite, Nevada	64%	2,171,812
65 acres of raw land in Mesquite, Nevada	58%	2,796,137
Raw land in Mesquite, Nevada	59%	1,342,263

Total		$26,366,475

In July 2003, the Company entered into an agreement for the sale of a portion of the Company’s interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement required the buyer to purchase 138 lots for cash and gives the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. The buyer completed the purchase of the 138 lots on July 14, 2003. The Company recorded a valuation adjustment as of June 30, 2003 of approximately $1.7 million to write down the carrying value of the Company’s interest in the parcel to the amount corresponding to the negotiated sale and option price.

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

NOTE F — SECURED BORROWINGS

As of December 31, 2003, the Company had $16.3 million in secured borrowings pursuant to intercreditor and certain participation agreements with the related amounts included in assets under secured borrowings. For the three-month periods ended December 31, 2003 and 2002, the Company recorded interest expense of approximately $495,000 and $176,000, respectively, related to the secured borrowings.

NOTE G — NOTE RECEIVABLE

The Company received a note receivable from an unaffiliated borrower in the amount of $4.7 million in connection with the sale of real estate. The note requires monthly interest payments at a rate of 8.5% per annum and is payable in full on June 13, 2005. The note is personally guaranteed by the owner of the borrower and is secured by a second deed of trust on 756 acres purchased by the borrower. The note is also related to the Company’s financing of a $0.9 million mortgage note due June 13, 2004, from the borrower for the sale of real estate located in the City of Mesquite, Nevada. The Company is using the cost recovery method of accounting for the financing. Accordingly, the Company will not recognize any income or the $4.7 million note receivable related to this transaction until the principal balance of both notes are paid in full. Payments received by the Company in excess of the principal balance will be recorded as income when, and if, received. Payments totaling $218,095 had been recorded as principal payments on the $0.9 million note through December 31, 2003.

NOTE H — NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Company has evaluated its relationships and interest in entities that might be considered VIEs and concluded that no prerequisite conditions exist. Accordingly, the adoption of FIN 46 did not have an effect on the Company’s financial statements.

NOTE I — LITIGATION INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 30, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. The Company is not a party to the Action.

NOTE J — LITIGATION INVOLVING THE COMPANY

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

NOTE K — REDEMPTION LIMITATION

In order to comply with the Company’s operating agreement and Internal Revenue Service tax code, the Company may redeem no more than 10% of the members’ capital in any calendar year. Beginning capital as of January 1, 2003 was $97.5 million, which would limit redemptions to $9.7 million for calendar 2003. As of December 31, 2003, the total of redemptions made was $9.7 million. Beginning capital as of January 1, 2004 was $85.4 million, which would limit redemptions to $8.5 million for calendar 2004. As of December 31, 2003, requests to redeem approximately 775,000 Units in 2004, 551,000 Units in 2005, 639,000 Units in 2006 and 443,000 Units in 2007 had been logged. Between January 1, 2004 and February 10, 2004, the Company has fulfilled $4.6 million of requests for redemption related to 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Vestin Fund I, LLC (the “Company”) was organized in December 1999 as a Nevada limited liability company, for the purpose of investing in mortgage loans originated by the Company’s Manager, Vestin Mortgage, Inc. a licensed mortgage company in the State of Nevada (the “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the Nasdaq National Market under the ticker symbol “VSTN.” Vestin Mortgage, Inc. is also the manager of Vestin Fund II, LLC, Vestin Fund III, LLC and inVestin Nevada, Inc. which are entities similar to Vestin Fund I, LLC. The loans are secured by real estate through deeds of trust and mortgages.

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three-month periods ended December 31, 2003 and 2002. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s report on Form 10-K for the year ended September 30, 2003.

OVERVIEW

On August 23, 2000, the Company’s Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). The Company commenced operations on September 1, 2000. By June 2001, the Company had sold all of the 10,000,000 Units offered pursuant to the registration statement. Members may also participate in the Company’s Distribution Reinvestment plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of December 31, 2003, an additional 804,380 units have been purchased under this plan. Additionally, in connection with the Company’s organization, the Company issued 100,000 units to its Manager for offering costs paid by them to unrelated third parties on the Company’s behalf.

SUMMARY OF FINANCIAL RESULTS

	Three months ended December 31,

	2003	2002

Total revenues	$2,048,148	$2,656,246
Total expenses	1,260,541	369,043

Net income	$787,607	$2,287,203

Net income allocated to members per weighted average membership units	$0.09	$0.23

Annualized rate of return to members (a)	3.5%	9.2%

Weighted average membership units	9,110,711	9,920,256

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of December 31, 2003 and 2002 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three Months Ended December 31, 2003 Compared To Three Months Ended December 31, 2002

Total Revenues. For the three months ended December 31, 2003, revenues totaled $2.0 million compared to $2.7 million for the same period in 2002, a decrease of $0.7 million or 26%. The decrease in revenue for the three months ended December 31, 2003 compared to the same periods in the prior year was primarily due to an increase in non-earning assets in the form of real estate held for sale of approximately $17 million.

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

Total Expenses. For the three months ended December 31, 2003, expenses totaled $1.3 million compared to $0.4 million for the same periods in 2002, an increase of $0.9 million. The increase in total expenses for the three months ended December 31, 2003 primarily related to valuation losses on real estate held for sale of approximately $0.5 million, higher interest expense for assets under secured borrowing, additional legal bills related to legal actions involving certain loans, and expenses incurred in connection with the maintenance of real estate held for investment.

Net Income. Overall, the net income for the three months ended December 31, 2003 totaled $0.8 million compared to $2.3 million for the same period in 2002, a decrease of $1.5 million or 65%.

Annualized Rate of Return to Members. For the three months ended December 31, 2003, annualized rate of return to members totaled 3.5% as compared to 9.2% for the same period in 2002. The decrease in annualized rate of return to members was the result of an increase in the total dollar amounts of non-performing loans and a lower level of invested assets for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets and loan losses which we experience. The Company discontinued the redemption of units for the 2003 calendar year as of June 17, 2003. Redemptions made for 2003 totaled approximately $9.7 million. All redemption requests received after June 17, 2003 had been logged and scheduled for distribution beginning in 2004. Beginning capital as of January 1, 2004 was $85.4 million, which would limit redemptions to $8.5 million for calendar 2004. As of December 31, 2003, requests to redeem approximately 775,000 Units in 2004, 551,000 Units in 2005, 639,000 Units in 2006 and 443,000 Units in 2007 had been logged. Between January 1, 2004 and February 10, 2004, the Company has fulfilled $4.6 million of request for redemption related to 2004.

The U.S. economy has suffered from a mild recession over the recent past few years, and we have experienced a slowdown in commercial real estate lending in the markets we serve. A prolonged recession may continue to dampen real estate development activity, thereby diminishing the market for our loans. In addition, the overall decline in interest rates may be expected to diminish the interest rates we can charge on our loans. The weighted average interest rate on our loans at December 31, 2003 was 12.48%, as compared to 12.32% at September 30, 2003.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of December 31, 2003, the Company had investments in mortgage loans secured by real estate totaling $51,363,555, including 60 loans of which all were secured by first deeds of trust. If the Company holds a second mortgage, it is junior to a first trust deed position also held by the Company.

As of December 31, 2003, the weighted average contractual interest yield on the Company’s investment in mortgage loans is 12.48%. These mortgage loans have contractual maturities within the next 24 months.

Losses may occur from investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions, the financial position of borrowers, and changes in collateral values from time of loan origination.

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

Based upon this evaluation the Company’s Manager believes that the allowance for loan losses totaling $600,000 included in the accompanying balance sheet as of December 31, 2003 is adequate to meet estimated credit losses.

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

Secured Borrowing

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Under the Agreements, investors may participate in certain loans with Vestin Mortgage, Fund I, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, the investor is in a priority lien position against the collateralized loans and mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

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

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company does not have any significant capital expenditures. Accordingly, the Company believes that cash held at bank institutions will be sufficient to meet the Company’s capital requirements in the next twelve months. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company’s affairs. The Company is charged by the Manager a monthly management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s operating agreement, the Company recorded management fees to the Manager during the three months ended December 31, 2003 of approximately $64,000.

During the three months ended December 31, 2003, cash flows provided by operating activities approximated $1.1 million. Investing activities consisted of cash provided by loan sales and payoffs of approximately $11.8 million, cash used in purchases of investments in mortgage loans approximating $11.0 million. Financing activities consisted of members’ redemptions in the amount of $0.8 million and distributions of $1.0 million (net of reinvestments).

As of December 31, 2003, members holding approximately 23% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our Members would reduce the capital we have available for investment. Such redemptions, which totaled approximately $9.7 million for the calendar year ended December 31, 2003 are limited by the terms of our operating agreement to not more than 10% per calendar year and are subject to other conditions. Beginning capital as of January 1, 2003 was $97.5 million, which would limit redemptions to $9.7 million for calendar 2003. In order to comply with the Company’s operating agreement and Internal Revenue Code tax statutes, the Company discontinued the redemption of units for the 2003 calendar year as of June 17, 2003. As of December 31, 2003, the total of redemptions made was $9.7 million. All distribution requests received after that date have been logged for distribution beginning in January 2004. As of December 31, 2003, requests to redeem approximately 775,000 Units in 2004, 551,000 Units in 2005, 639,000 Units in 2006 and 443,000 Units in 2007 had been logged. Between January 1, 2004 and February 10, 2004, the Company has fulfilled $4.6 million of request for redemption related to 2004.

Non-performing assets, which include loans on non-accrual (discussed in Note C) and real estate held for sale (discussed in Note E), totaled $41.8 million at December 31, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.

Our Manager believes that total non-performing assets at December 31, 2003 have increased since our year ended September 30, 2003, primarily as a result of factors unique to specific borrowers. Because of the estimated value of the underlying properties, the Company does not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that the Company will not be able to realize the full estimated carrying values upon disposition, particularly if continuing economic weakness results in declining real estate values.

On June 25, 2003, the Company refinanced a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5% as a debt restructuring. The new loan has a term of 24 months. Interest income not recognized by the Company during the period as a result of the restructuring was $20,430.

At December 31, 2003, the Company had $13.4 million in cash, $1.2 million in certificates of deposit, and $109.5 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

As of December 31, 2003, the Company had secured borrowings of $16.3 million related to intercreditor and participation agreements. Pursuant to the intercreditor agreements, the Investor may participate in certain loans with Vestin Mortgage, Vestin Fund II, and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under the intercreditor agreements are accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

The Company’s business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company’s operating results may be affected by:

Risks of Investing in Mortgage Loans

•	The Company’s underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	The Company approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company’s Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Appraisals may be performed on an “as-if developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

•	The Company’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company’s revenues and the distributions to members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company’s reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

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

Most of the Company’s assets consist of mortgage loans, including those that are financed under intercreditor agreements. At December 31, 2003, the Company’s aggregate investment in mortgage loans was $51,363,555 with a weighted contractual yield of 12.48%. Loans financed under intercreditor and participation agreements totaled $16,301,286 at December 31, 2003 and are classified as assets under secured borrowing. Such financing is at a weighted average contractual interest rate of 12.59%. These mortgage loans mature within the next 24 months. All of the outstanding mortgage loans at December 31, 2003 are fixed rate loans. All of the mortgage loans are held for investment purposes and are held to their maturity date. None of the mortgage loans have prepayment penalties.

As of December 31, 2003, the Company had cash and investments in certificates of deposit and other short-term deposit accounts totaling $14.5 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended December 31, 2003.

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

Dated: February 17, 2004