Form 10-Q
period 2004-06-30
VESTIN FUND I LLC
filed 2004-08-09
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes   [X]  No   [  ]

As of June 30, 2004, the Issuer had 8,234,742 of its Units outstanding.

Vestin Fund I, LLC

BALANCE SHEETS

	JUNE 30, 2004	SEPTEMBER 30, 2003
ASSETS	(UNAUDITED)
Cash	$6,571,314	$13,707,547
Certificates of deposit	300,000	1,175,000
Interest and other receivables	1,325,681	1,632,327
Real estate held for sale	31,138,656	26,523,340
Investment in mortgage loans, net of allowance for loan losses of $600,000 and $500,000 at June 30, 2004, and September 30, 2003, respectively	53,877,833	51,694,617
Assets under secured borrowings	19,092,921	20,323,719
Prepaid expenses	—	7,650

Total assets	$112,306,405	$115,064,200

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$7,049	$22,955
Due to Manager	490,748	361,607
Due to Vestin Group	196,076	131,560
Due to Vestin Fund II	2,987,340	947,863
Note payable	2,000,000	2,000,000
Note payable to Vestin Fund II	4,278,322	4,733,311
Secured borrowings	19,092,921	20,323,719
Deferred income	180,144	28,117

Total liabilities	29,232,600	28,549,132

Members’ equity - authorized 10,000,000 units, 8,335,950 units and 9,124,566 units issued at $10 per unit and outstanding at June 30, 2004, and September 30, 2003 respectively	83,073,805	86,515,068

Total members’ equity	83,073,805	86,515,068

Total liabilities and members’ equity	$112,306,405	$115,064,200

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF OPERATIONS

(unaudited)

	FOR THE	FOR THE	FOR THE	FOR THE
	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2004	JUNE 30, 2003	JUNE 30, 2004	JUNE 30, 2003
Revenues
Interest income from investment in mortgage loans	$1,825,121	$2,135,694	$5,781,095	$7,127,622
Revenue related to sale of real estate	—	—	4,666,667	—
Other income	140,198	506,542	397,029	683,005

Total revenues	1,965,319	2,642,236	10,844,791	7,810,627
Operating expenses
Management fees	63,796	63,796	191,388	189,304
Provision for loan losses	—	100,000	100,000	300,000
Interest expense	451,180	150,444	1,480,860	508,658
Valuation allowances on real estate held for sale	—	3,312,370	521,378	3,312,370
Write off of deferred bond offering cost	—	223,394	—	223,394
Expenses related to real estate held for sale	111,694	—	368,197	—
Legal expenses	66,931	—	143,796	—
Other	25,223	213,823	127,673	294,718

Total operating expenses	718,824	4,063,827	2,933,292	4,828,444

NET INCOME (LOSS)	$1,246,495	$(1,421,591)	$7,911,499	$2,982,183

Net income (loss) allocated to members	$1,246,495	$(1,421,591)	$7,911,499	$2,982,183

Net income (loss) allocated to members per weighted average membership units	$0.15	$(0.15)	$0.94	$0.30

Weighted average membership units	8,311,724	9,553,031	8,398,813	9,802,259

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENT OF MEMBERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2004

(unaudited)

	Units	Amount
Members’ equity at September 30, 2003	9,124,566	$86,515,068
Distributions	—	(3,705,097)
Reinvestments of distributions	64,784	647,837
Members’ withdrawals	(853,400)	(8,295,502)
Net income	—	7,911,499

Members’ equity at June 30, 2004	8,335,950	$83,073,805

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003
Cash flows from operating activities:
Net income	$7,911,499	$2,982,183
Adjustments to reconcile net income to net cash provided by operating activities:
Valuation allowances on real estate held for sale	521,378	3,312,370
Write-off of deferred bond offering costs	—	223,394
Provision for loan losses	100,000	300,000
Change in operating assets and liabilities:
Interest and other receivables	286,536	183,113
Deferred bond offering costs	—	(139,763)
Due to Manager	98,110	2,001
Due to Vestin Group	64,516	16,316
Due to Vestin Fund II	2,039,477	284,635
Accounts payable	(15,906)	—
Prepaid Expenses	7,650	—
Deferred income	152,027	—

Net cash provided by operating activities	11,165,287	7,164,249

Cash flows from investing activities:
Investments in mortgage loans on real estate	(37,106,398)	(25,921,730)
Purchase of investments in mortgage loans from:
Vestin Fund II	—	(14,249,950)
Vestin Group	—	(3,700,000)
Other related party	(350,000)	(809,307)
Private investor	(1,498,464)	(380,403)
Proceeds received from sale of mortgage loans to:
Vestin Fund II, LLC	—	17,460,213
Vestin Group, Inc.	—	4,500,000
Other related party	—	290,938
Private investor	5,373,138	150,000
Proceeds from loan payoff	28,857,265	25,373,417
Proceeds from sale of investment in real estate held for sale from Manager	—	1,100,000
Cash outlays for real estate held for sale	(3,099,299)	—
Proceeds from certificates of deposit	875,000	1,275,000

Net cash provided (used) by investing activities	(6,948,758)	5,088,178

Cash flows from financing activities:
Members’ distributions, net of reinvestments	(3,057,260)	(6,963,341)
Members’ withdrawals	(8,295,502)	(6,347,158)

Net cash used in financing activities	(11,352,762)	(13,310,499)

NET DECREASE IN CASH	(7,136,233)	(1,058,072)
Cash, beginning of period	13,707,547	2,762,334

Cash, ending of period	$6,571,314	$1,704,262

Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Change in loans funded through secured borrowing	$1,318,764	$4,507,009

Real estate held for sale acquired through foreclosure	$3,271,141	$19,930,526

Reduction in Note Payable to Fund II due to valuation allowance on real estate held for sale	$454,989	$—

Investment in mortgage loans on real estate acquired for investments in real estate held for sale	$—	$478,829

Note receivable related to capital contribution by Manager	$—	$723,763

In substance payoff of payable to Manager related to capital contribution by Manager	$—	$876,237

Sale of rights to receive proceeds of guarantee	$—	$3,084,000

Loans rewritten with the same or similar property as collateral	$5,578,755	$—

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE A — ORGANIZATION

Vestin Fund I, LLC, a Nevada limited liability company, (the “Company”) is primarily engaged in the business of mortgage lending, where the collateral is real property. The Company invests in loans secured by real estate through deeds of trust and mortgages. The Company was organized in December 1999 and will continue until December 31, 2019 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company’s operating agreement. The Company does not operate as an investment company within the meaning of the Investment Company Act of 1940. As a company investing in mortgage loans and raising funds through a public offering, the Company is subject to the North American Securities Administration Act Mortgage Program Guidelines (the “NASAA Guidelines”) promulgated by the state securities administrators.

The manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq Small Cap Market under the symbol “VSTN.” Vestin Group is engaged in asset management, real estate lending and other financial services through its subsidiaries and has originated over $1.8 billion in real estate loans. The operating agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, the operating results of the Company are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the manager of Vestin Fund II, LLC (“Vestin Fund II”), Vestin Fund III, LLC (“Vestin Fund III”) and inVestin Nevada, Inc., entities in similar businesses as the Company.

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Balances subject to significant estimate include allowance for loan losses and valuation of real estate held for sale. Actual results could differ from those estimates.

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

3. ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit losses in the Company’s investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the property is sold.

4. REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

5. SECURED BORROWINGS

As of June 30, 2004, the Company had secured borrowings of $19.1 million related to intercreditor and certain participation agreements with various loan participants (“Investors”). Pursuant to the intercreditor agreements, the Investor may invest in certain loans with Vestin Mortgage, Vestin Fund II, Vestin Fund III and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. Pursuant to the participation agreements, the Investor may invest in certain loan or loans with the Lead Lenders. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the intercreditor and participation agreements are accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans as of June 30, 2004 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*
Acquisition and development	13	$19,864,775	10.57%	34.32%	61.81%
Bridge	19	23,838,210	10.92%	41.19%	60.39%
Commercial	5	2,473,454	12.34%	4.28%	58.29%
Construction	4	10,373,504	13.29%	17.92%	57.43%
Land	1	1,325,780	12.00%	2.29%	72.34%

	42	$57,875,723	11.31%	100.00%	60.58%

Investment in mortgage loans as of September 30, 2003 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*
Acquisition and development	4	$7,430,353	13.70%	14.24%	46.46%
Bridge	7	8,035,547	12.14%	15.40%	60.50%
Commercial	22	23,210,297	11.82%	44.47%	67.52%
Construction	6	11,510,498	12.66%	22.05%	56.77%
Land	5	1,839,922	11.84%	3.52%	53.62%
Residential	1	168,000	12.50%	0.32%	70.00%

	45	$52,194,617	12.32%	100.00%	60.59%

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

	June 30, 2004	Portfolio	September 30, 2003	Portfolio
Loan Type	Balance**	Percentage	Balance	Percentage
First mortgages	$56,960,685	98.42%	$52,194,617	100.00%
Second mortgages***	915,038	1.58%	—	0.00%

	$57,875,723	100.00%	$52,194,617	100.00%

***All of the Company’s second mortgages are junior to a first trust deed position held by either the Company or the Company’s Manager.

The following is a schedule of contractual maturities of investments in mortgage loans as of June 30, 2004:

2004	$25,472,964
2005	21,852,384
2006	10,550,375

$57,875,723

The following is a schedule by geographic location of investments in mortgage loans as of:

			September 30,
	June 30, 2004	Portfolio	2003	Portfolio
	Balance**	Percentage	Balance	Percentage
Arizona	$13,295,592	22.97%	$4,887,202	9.36%
California	8,444,988	14.59%	5,751,298	11.02%
Colorado	—	—%	163,333	0.31%
Florida	115,450	0.20%	115,450	0.22%
Hawaii	6,368,014	11.00%	10,992,254	21.06%
Nevada	20,110,156	34.75%	17,691,975	33.90%
New Mexico	—	—%	168,000	0.32%
New York	3,320,000	5.73%	2,000,000	3.83%
North Carolina	89,942	0.16%	—	—%
Ohio	—	—%	400,000	0.77%
Texas	3,491,887	6.03%	6,080,095	11.65%
Utah	2,063,694	3.57%	3,369,010	6.46%
Washington	576,000	1.00%	576,000	1.10%

	$57,875,723	100.00%	$52,194,617	100.00%

** The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

June 30, 2004 Balance
Balance per Loan Portfolio	$57,875,723
Less:
Seller financed loans included in real estate held for sale	(3,397,890)
Allowance for Loan Losses	(600,000)

Balance per Balance Sheet	$53,877,833

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5.5% to 14.5%. Revenue by product will fluctuate based upon relative balances during the period.

At June 30, 2004, five of the Company’s loans totaling $7.5 million were non-performing (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. The Company has commenced foreclosure proceedings on these loans. The Company’s Manager evaluated all of these loans and concluded that the underlying collateral is sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans which are summarized below:

	Balance at June 30,		Number of Months
Description of Collateral	2004	Maturity Date	Non-Performing
473 acres of residential and commercial land in Utah	$2,029,957	11/02/2001	18
126 unit Best Western Hotel in Mesquite, NV	2,140,267	06/18/2003	12
460 acre subdivision on Lake Travis in Texas	1,764,295	06/08/2003	14
4 commercial parcels in California	68,113	12/16/2003	1
126 unit/207 bed assisted living facility in Arizona	1,485,812	6/25/2005	2

	$7,488,444

As of June 30, 2004, the Company had investments in 13 loans that have been granted extensions by the Company’s Manager pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of June 30, 2004 was approximately $14.6 million. The Company’s Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

The Company’s Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company’s Manager believes that the allowance for loan losses totaling $600,000 included in the accompanying balance sheet as of June 30, 2004 is adequate to address estimated credit losses in the Company’s investment in mortgage loan portfolio as of that date.

The following is a rollforward of the allowance for loan losses for the nine months ended June 30, 2004:

	Balance at October		Balance at June 30,
Description	1, 2003	Provisions	2004
General Valuation Allowance	$500,000	$100,000	$600,000

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

On June 25, 2003, the Company’s Manager restructured a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5%. The Company’s investment in this loan was approximately $1.5 million as of June 30, 2004. No specific reserve has been provided for this loan based on management’s estimate of the underlying collateral value. The new loan has a term of 24 months. Interest income not recognized during the period as a result of the restructure was $20,430. This loan went into foreclosure in June of 2004.

NOTE D — RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2004 and 2003, the Company recorded management fees to the Company’s Manager of approximately $64,000. Additionally, for the three months ended June 30, 2004, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $15,000 based upon the total of 100,000 units owned by the Company’s Manager.

As of June 30, 2004, the Company had a note payable owed to Vestin Fund II in the amount of $4,278,000 related to a property owned by the Company through foreclosure.

As of June 30, 2004 the Company owed Vestin Fund II approximately $2,987,000 primarily related to payments made on behalf of the Company for the maintenance of real estate owned.

As of June 30, 2004, the Company owed Vestin Group approximately $196,000 related to certain legal and accounting fees paid by Vestin Group on behalf of the Company.

As of June 30, 2004, the Company owed the Manager approximately $491,000 related to unpaid management fees and the Manager’s pro-rata share of distributions.

During the nine months ended June 30, 2004, the Company purchased a mortgage loan in the amount of $350,000 from a related party wholly-owned by Vestin Group’s Chief Executive Officer.

NOTE E — REAL ESTATE HELD FOR SALE

At June 30, 2004, the Company held 10 properties with a total carrying value of $31.1 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. Included in this balance were 4 properties with a total carrying value of $3.4 million the company has sold. GAAP requires the Company to include these properties in real estate held for sale until the borrower has met and maintained an equity investment requirement, which is typically 20%. The Company may share ownership of such properties with Vestin Fund II, the Manager, or other unrelated parties. The summary below includes the Company’s percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a rollforward of investments in real estate held for sale for the three months ended June 30, 2004:

		Percentage
		of	Balance at			Balance at
Description	Date Acquired	Ownership	April 1, 2004	Acquisitions	Sales	June 30, 2004
Custom residential property located in Santa Fe, New Mexico	3/4/2003	93%	$1,052,263	$—	$—	$1,052,263
40 acres of land containing 354 residential lots in Henderson, Nevada	2/28/2003	66%	6,917,600	—	—	6,917,600
An approximate 200-unit apartment complex located in Las Vegas, Nevada (1)	1/27/2003	2%	170,566	—	—	170,566
An uncompleted 162-bed assisted living facility in Las Vegas, Nevada	7/25/2003	100%	12,410,568	1,569,631	—	13,980,199
A 30-unit condominium complex in Las Vegas, Nevada	2/4/2003	17%	215,431	—	—	215,431
An uncompleted golf course in Mesquite, Nevada (1)	11/6/2002	64%	1,749,625	—	—	1,749,625
140 Unit/224 bed senior facility in Mesa, Arizona (3)	05/26/04	14%	—	1,020,110	—	1,020,110
65 acres of raw land in Mesquite, Nevada (2)	11/27/2002	58%	2,700,494	—	—	2,700,494
Hotel/Casino in Las Vegas, Nevada	02/02/2004	10%	2,251,032	—	—	2,251,032
Raw land in Mesquite, Nevada (1)	11/27/2002	59%	1,081,336	—	—	1,081,336

Total			$28,548,915	$2,589,741	$—	$31,138,656

(1) These properties have been sold to independent third parties and the Company has provided the financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property and remove it from inventory. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis.

(2) This property includes 37 acres of land, which has been sold to an independent third party, and the Company has provided the financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property and remove it from inventory.

(3) Third Quarter Foreclosures - Through foreclosure proceedings in April 2004, the Company assumed ownership of a 140 Unit/224 bed senior facility in Mesa, Arizona. A receiver has been appointed and the business has continued operations. The property has been listed for sale and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of June 30, 2004.

NOTE F — SECURED BORROWINGS

As of June 30, 2004, the Company had $19.1 million in secured borrowings pursuant to intercreditor and certain participation agreements with the related amounts included in assets under secured borrowings. For the three and nine months ended June 30, 2004 the Company recorded interest expense related to secured borrowings of approximately $451,000 and $1,481,000, respectively compared to $139,000 and $487,000 for the same periods in 2003.

NOTE G — REVENUE RELATED TO THE SALE OF REAL ESTATE

The Company received a promissory note from an unaffiliated party in the amount of $4.7 million in connection with the sale of real estate located in the City of Mesquite, Nevada. The note reflected a finder’s fee by the Company; the Company did not loan any money to the unaffiliated party with respect to the $4.7 million. The note required monthly interest payments at a rate of 8.5% per annum and was payable in full on June 13, 2005. In addition, the Company loaned $0.9 million to the unaffiliated party and received a mortgage note due June 13, 2004 in connection with the same sale of real estate. The Company was using the cost recovery method of accounting for the transaction. Accordingly, the Company did not recognize any income on the notes until the principal balance of both notes were paid in full. Under the cost recovery method, interest payments received by the Company in excess of the principal balance are not recorded as income until such time as the note is paid off. In February 2004, the notes were paid off and the Company recorded the $4.7 million as revenue related to the sale of real estate and $0.3 million as interest income related to interest payments received prior to loan payoff.

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

The Company’s Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. The Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Manager’s net income in any particular period.

NOTE J — LITIGATION INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Vestin Fund II and Vestin Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of July 31, 2004. The Company believes that it has complied with SEC disclosure requirements and is fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

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

NOTE K — REDEMPTION LIMITATION

In order to comply with the Company’s operating agreement and Internal Revenue Code, the Company may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of June 30, 2004, the total of redemptions made from inception was $25.7 million. Balances in Members’ capital accounts as of January 1, 2004 was $89.5 million, which would limit redemptions to $9.0 million for calendar 2004. As of June 30, 2004, we had paid $8.3 million in redemptions for 2004. As of June 30, 2004, remaining requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, and $0.6 million in 2011 had been logged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Vestin Fund I, LLC (the “Company”) was organized in December 1999 as a Nevada limited liability company, for the purpose of investing in mortgage loans originated by the Company’s manager, Vestin Mortgage, Inc. (the “Manager”), a licensed mortgage company in the State of Nevada. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is traded on the Nasdaq Small Cap Market under the ticker symbol “VSTN.” Vestin Mortgage, Inc. is also the manager of Vestin Fund II, LLC (“Vestin Fund II”), Vestin Fund III, LLC (“Vestin Fund III”) and inVestin Nevada, Inc. which are entities in similar businesses to Vestin Fund I, LLC. The loans are secured by real estate through deeds of trust and mortgages.

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and nine-month periods ended June 30, 2004 and 2003. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s report on Form 10-K for the year ended September 30, 2003.

OVERVIEW

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets and loan losses which we experience.

SUMMARY OF FINANCIAL RESULTS

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Total revenues	$1,965,319	$2,642,236	$10,844,791	$7,810,627
Total expenses	718,824	4,063,827	2,933,292	4,828,444

Net income	$1,246,495	$(1,421,591)	$7,911,499	$2,982,183

Net income allocated to members per weighted average membership units	$0.15	$(0.15)	$0.94	$0.30

Annualized rate of return to members (a)	6.0%	(5.9% )	12.6%	4.0%

Weighted average membership units	8,311,724	9,553,031	8,398,813	9,802,259

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of June 30, 2004 and 2003 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three and Nine Months Ended June 30, 2004 Compared To Three and Nine Months Ended June 30, 2003

Total Revenues. For the three months ended June 30, 2004 and 2003, revenues totaled $2.0 million and $2.6 million, respectively, a decrease of $0.6 million or 23%. The decrease was primarily due to a reduction in the dollar amount invested in mortgage loans as a result of member redemptions. For the nine months ended June 30, 2004 and 2003, revenues totaled $10.9 million and $7.8 million, respectively, an increase of $3.1 million or 40%. The increase was primarily due to $4.7 million in revenue related to the sale of real estate recorded in February of 2004 and a decrease in interest income on investments in mortgage loans generally due to a reduction in members’ capital.

Approximately $0.5 million and $1.4 million of the Company’s interest revenue for the three and nine months ended June 30, 2004 was derived from interest reserves compared to approximately $0.1 million and $0.8 million for the same periods in 2003.

Non-performing assets totaled $35.2 million at June 30, 2004 compared to the same amount at March 31, 2004. These assets are comprised of non-performing loans totaling $7.5 million and real estate held for sale totaling $27.7 million. The non-performing assets may reflect the continuing weakness in the economy and the risks inherent in the Company’s business strategy which entails more lenient underwriting standards and expedited loan approval procedures. The Company’s revenues will continue to be impacted until the Company is able to convert these non-performing assets into interest paying mortgage loans. The Company will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. The Company intends to sell properties acquired through foreclosure as soon as practicable, consistent with its objective of avoiding a loss of principal on its loans. However, the Company cannot predict how quickly it will be able to sell foreclosed properties.

As of June 30, 2004, the Company had investments in 13 loans that have been granted extensions by the Company’s Manager pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to the Company from borrowers whose loans had been extended as of June 30, 2004 was approximately $14.6 million. The Company’s Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

The overall decline in interest rates over the past several years may have diminished the interest rates the Company can charge in its loans. The weighted average interest rate on the Company’s loans at June 30, 2004 was 11.31%, as compared to 12.32% at September 30, 2003. In addition, there has been an increase in competition from more conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, and mortgage brokers, due to the overall decline in interest rates.

Total Expenses. For the three months ended June 30, 2004, expenses totaled $0.7 million compared to $4.1 million for the same period in 2003, a decrease of $3.4 million which is primarily related to valuation adjustments on certain real estate held for sale of $3.3 million during the three months ended June 30, 2003. For the nine months ended June 30, 2004, expenses totaled $2.9 million compared to $4.8 million for the same period in 2003, a decrease of $1.9 million which is primarily related to valuation adjustments on certain real estate held for sale of $3.3 million during the nine months ended June 30, 2003, and increases in interest expense related to secured borrowing of $1.0 million and $0.4 million in expenses related to real estate held for sale for the nine months ended June 30, 2004. Expenses may not continue at this lower level in the immediate future if non-performing assets increase and the Company is required to incur additional reserves against possible losses as well as additional expenses related to the foreclosure process and the maintenance and sale of foreclosed properties.

Net Income. Overall, the net income for the three months ended June 30, 2004 totaled $1.2 million compared to a net loss of $1.4 million for the same period in 2003, an increase of $2.6 million or 186%. Overall, the net income for the nine months ended June 30, 2004 totaled $7.9 million compared to $3.0 million for the same period in 2003, an increase of $4.9 million or 163%.

Annualized Rate of Return to Members. For the three months ended June 30, 2004, annualized rate of return to members totaled 6.0% as compared to (5.9)% for the same period in 2003. For the nine months ended June 30, 2004, annualized rate of return to members totaled 12.6% as compared to 4.0% for the same period in 2003. The increase in annualized rate of return for the nine months ended June 30, 2004 to members was primarily the result of the recognition of $4.7 million in other income related to the sale of real estate. The increase is not indicative of future results.

Distributions to Members. For the three month period ended June 30, 2004, members received distributions totaling $1,244,793, as compared to distributions totaling $2,454,342 for the three months ended June 30, 2003. For the nine-month period ended June 30, 2004, members received distributions totaling $3,705,090, as compared to distributions totaling of $8,165,520 for the nine months ended June 30, 2003. The foregoing distributions for the three and nine months ended June 30, 2004 were paid entirely from Net Income Available for Distribution as defined in the Company’s Operating Agreement. Of the foregoing distributions, $3,875,933 paid for the three months ended June 30, 2003 and $5,183,737 paid for the nine months ended June 30, 2003 represented a return of capital and the balance of the distributions were paid from Net Income Available for Distribution as defined in the

Company’s Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. Therefore, since net income for the three and nine month periods ended June 30, 2003 included a significant amount of non-cash expenses related to valuation allowances on real estate held for sale, the amounts representing a return of capital for those periods exceeded net income.

Redemptions. In order to comply with the Company’s Operating Agreement and Internal Revenue Code, the Company may redeem no more than 10% of the members’ capital in any calendar year. As of June 30, 2004, the total of redemptions made from inception was $25.7 million. Balances in Members’ capital accounts as of January 1, 2004 was $89.5 million, which would limit redemptions to $9.0 million for calendar 2004. As of June 30, 2004, we had paid $8.3 million in redemptions for 2004. As of June 30, 2004, remaining requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, and $0.6 million in 2011 had been logged.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of June 30, 2004, the Company had investments in mortgage loans secured by real estate totaling $57,875,723, including 42 loans of which 40 were secured by the first deed of trust totaling $56,960,685, and 2 were secured by second deeds of trust totaling $915,038. If the Company holds a second mortgage, it is junior to a first trust deed position also held by the Company or the Company’s Manager.

As of June 30, 2004, the weighted average interest rate on the Company’s investment in mortgage loans is 11.31%. These mortgage loans have contractual maturities within the next 24 months.

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

Based upon this evaluation the Company’s Manager believes that the allowance for loan losses totaling $600,000 included in the accompanying balance sheet as of June 30, 2004 is adequate to meet estimated credit losses.

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

Secured Borrowing

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company and/or Vestin Fund II, and/or Vestin Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. Pursuant to the participation agreements, the Investor may invest in certain loan or loans with the Lead Lenders. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the lead lender being repaid.

Mortgage loan financing under the intercreditor and participation agreements are accounted for as a secured borrowing in accordance with SFAS No. 140.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company does not have any significant capital expenditures. Accordingly, the Company believes that cash held at bank institutions will be sufficient to meet the Company’s capital requirements in the next twelve months. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company’s affairs. The Company is charged by the Manager a monthly management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s Operating Agreement, the Company recorded management fees to the Manager during the three months ended June 30, 2004 of approximately $64,000.

During the three months ended June 30, 2004, cash flows provided by operating activities approximated $11.2 million. Investing activities consisted of cash provided by loan sales and payoffs of approximately $34.2 million, cash used in purchases of investments in mortgage loans approximating $37.1 million, and cash outlays related to the maintenance of real estate held for sale of approximately $3.1 million. Financing activities consisted of members’ redemptions in the amount of $8.3 million and distributions of $3.1 million (net of reinvestments).

Members holding approximately 21% of our outstanding units have elected to reinvest their dividends. The Company no longer accepts new investments. Only members who have previously reinvested their dividends are permitted to reinvest. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with the Company’s operating agreement and Internal Revenue Code, the Company may redeem no more than 10% of aggregate members’ capital in any calendar year. As of June 30, 2004, total redemptions made from inception was $25.7 million. Balances in members’ capital accounts as of January 1, 2004 was $89.5 million, which would limit redemptions to $9.0 million for calendar 2004. As of June 30, 2004, we had paid $8.3 million in redemptions for 2004. As of June 30, 2004, remaining requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, and $0.6 million in 2011 had been logged.

Non-performing assets include loans in non-accrual status totaling $7.5 million (discussed in Note C) and real estate held for sale totaling $27.7 million (discussed in Note E), respectively at June 30, 2004. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.

The Company’s Manager believes that total non-performing assets at June 30, 2004 have decreased since the Company’s year ended September 30, 2003, primarily as a result of factors unique to specific borrowers. However, during the three months ended June 30, 2004, the total amount of non-performing assets has decreased by approximately $4.3 million. Because of the estimated value of the underlying properties, the Company does not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that the Company will not be able to realize the full estimated carrying values upon disposition, particularly if continuing economic weakness results in declining real estate values.

On June 25, 2003, the Company refinanced a $15.2 million note due on August 19, 2003 as a new note with the interest rate reduced from 11.0% to 5.5% as a debt restructuring. The new loan has a term of 24 months. Interest income not recognized by the Company during the period as a result of the restructuring was $20,430. This loan went into foreclosure in June of 2004.

At June 30, 2004, the Company had $6.6 million in cash, $0.3 million in certificates of deposit, and $112.3 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

As of June 30, 2004, the Company had secured borrowings of $19.1 million related to intercreditor and certain participation agreements with various loan participants (“Investors”). Pursuant to the intercreditor agreements, the Investor may invest in certain loans with Vestin Mortgage, Vestin Fund II, Vestin Fund III and the Company (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest. Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. Pursuant to the participation agreements, the Investor may invest in certain loan or loans with the Lead Lenders. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the intercreditor and participation agreements are accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2004 and 2003, the Company recorded management fees to the Company’s Manager of approximately $64,000. Additionally, for the three months ended June 30, 2004, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $15,000 based upon the total of 100,000 units owned by the Company’s Manager.

During the nine months ended June 30, 2004, the Company purchased a mortgage loan in the amount of $350,000 from a related party wholly-owned by Vestin Group, Inc.’s Chief Executive Officer.

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

Most of the Company’s assets consist of mortgage loans, including those that are financed under intercreditor agreements. At June 30, 2004, the Company’s aggregate investment in mortgage loans was $56,970,720 with a weighted average yield of 11.68%. Loans financed under intercreditor and certain participation agreements totaled $19,004,955 at June 30, 2004 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 11.45%. These mortgage loans mature within the next 24 months. All of the outstanding mortgage loans at June 30, 2004 are fixed rate loans. All of the mortgage loans are held for investment purposes and are held to their maturity date. None of the mortgage loans have prepayment penalties.

As of June 30, 2004, the Company had cash and investments in certificates of deposit and other short-term deposit accounts totaling $6.9 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Manager’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Vestin Fund II and Vestin Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of August 9, 2004. The Company believes that it has complied with SEC disclosure requirements and is fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter ended June 30, 2004.

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

None

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

Dated: August 9, 2004

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