Form 10-K
period 2004-09-30
VESTIN FUND I LLC
filed 2004-12-14
CIK 1108948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-32800

VESTIN FUND I, LLC

(Exact name of registrant as specified in its charter)

NEVADA	88-0446244
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

8379 WEST SUNSET RD., LAS VEGAS, NEVADA 89113
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 702.227.0965

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

As of October 31, 2004, 8,218,828 of our Units were outstanding.

Documents incorporated by reference: None.

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

ITEM 1. BUSINESS

General

We were organized in December 1999 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced operations on September 1, 2000. By June 2001, we had sold all of the 10,000,000 membership units (“Unit”) offered pursuant to our registration statement. Since then, a number of Units have been redeemed and, as of September 30, 2004, a total of 8,223,686 Units were outstanding. No additional Units will be sold to new investors; however, current members who previously elected to participate in our Distribution Reinvestment Plan may continue to do so, whereby the members’ distributions may be used to purchase additional Units at $10 per Unit. Our manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is publicly held and traded on the Nasdaq SmallCap Market under the ticker symbol “VSTN.” Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this annual report, from time to time, we will refer to our company, Vestin Fund I, LLC, as the “Company.”

We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Florida, Hawaii, Nevada, New York, North Carolina and Texas. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

As a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our willingness to fund riskier loans and borrowers, borrowers are willing to pay us an interest rate that is two to five points above the rates charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.

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

When selecting mortgage loans for us, Vestin Mortgage adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.	Priority of Mortgages. Generally, our assets are secured by first mortgages. First mortgages are mortgages secured by a full or divided interest in a first deed of trust secured by the property. Other mortgages that we invest in on the security property will not be junior to more than one other mortgage. As of September 30, 2004, more than 98% of the principal amount of our outstanding interest in loans was secured by first mortgages.

2.	Loan-to-Value Ratio. The amount of our loan combined with the outstanding debt secured by a senior mortgage on a security property does not exceed the following percentage of the appraised value of the security property at origination:

Type of Secured Property	Loan-to-Value Ratio
Residential	75%
Unimproved Land	60% (of anticipated as-if development value)
Acquisition and Development	60% (of anticipated as-if development value)
Commercial Property	75% (of anticipated as-if development value)
Construction	75% (of anticipated post-development value)
Bridge	75% (of anticipated as-if development value)
Leasehold Interest	75% (of value of leasehold interest)

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

The Manager receives an appraisal at the time of loan underwriting, which may have been commissioned by the borrower and also may precede the placement of the loan with us. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. The appraisal may be for the current estimate of the “as-if developed” value of the property which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

We or the borrower retain appraisers who are licensed or qualified as independent appraisers and certified by or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to Vestin Mortgage. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Vestin Mortgage will review each appraisal report and will conduct a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but generally does not include entering any structures on the property.

3.	Construction Mortgage Loans. We invest in construction loans other than home improvement loans on residential property, when the loan-to-value ratio does not exceed 75% of the appraised, completed value of the security property at origination.

4.	Terms of Mortgage Loans. Our loans to date in 2004 range from a four-month term to a seventy-two month term. Most of our loans are for a term of 12 months. Our original loan agreements, however, permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

Currently all but one of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. One of our loans is an amortizing loan with a balance of approximately $7.9 million and a term of 72 months. In addition, we also invest in mortgage loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2004, we had investments mortgage loans that had interest reserves where the total outstanding principal totaled approximately $150.7 million. These loans had interest reserves of approximately $7.9 million. Our investments in these loans approximated $18.2 million. At September 30, 2003, we had investments mortgage loans that had interest reserves where the total outstanding principal totaled approximately $79.5 million. These loans had interest reserves of approximately $4.5 million. Our investments in these loans approximated $12.8 million.

5.	Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•	Borrowers will obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary. Mortgage loans will not be written in the name of Vestin Mortgage or any other nominee.

6.	Purchase of Mortgage Investments from Affiliates. We may acquire mortgage loans from our affiliates, including Vestin Mortgage, for a price not in excess of the par value of the note, plus allowable fees and expenses, but without the allowance of any other compensation for the loans.

7.	Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note upon acquisition. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised value of the property, and the mortgage loan will not exceed 80% of the principal amount of the assigned note. For mortgage loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal which was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property prior to acquisition of the loan.

8.	Participation. We participate in loans with other lenders, including affiliates as permitted by the North American Securities Administrators Association guidelines (“NASAA Guidelines”), by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. Typically, we participate in loans if:

•	We did not have sufficient funds to invest in an entire loan.

•	We are seeking to increase the diversification of our loan portfolio.

•	Vestin Mortgage originated a loan that fit within our investment guidelines but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

As of September 30, 2004, 97% of our loans were loans in which we participated with other lenders.

9.	Diversification. The NASAA Guidelines provide that we neither invest in or make mortgage loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital nor may we invest in or make mortgage loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital. As of September 30, 2004, we had three loans which represented 32% of our total investment in mortgage loans.

10.	Reserve Fund. We have established contingency working capital reserves of approximately 3% of our capital to cover our unexpected cash needs.

11.	Credit Evaluations. When reviewing a loan proposal, Vestin Mortgage determines whether a borrower has sufficient equity in the security property. Vestin Mortgage may also consider the income level and creditworthiness of a borrower to determine its ability to repay the mortgage loan.

12.	Sale of Mortgage Investments. Although Vestin Mortgage has no plans to do so, Vestin Mortgage may sell our mortgage loans or interest in our loans to either affiliates or non-affiliated parties when Vestin Mortgage believes that it is advantageous to us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them.

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

Types of Loans We Invest In

We primarily invest in loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans. Although we attempt to invest in loans within this range, from time to time, our investments may deviate from this range in the event that several of our loans in a particular category are paid off at or around the same time period.

Raw and Unimproved Land Loans

Approximately 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We will generally invest in loans for up to 60% of the as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser, upon which development is dependent on availability of financing. As of September 30, 2004, approximately 10% of our loans were in this category.

Acquisition and Development Loans

Approximately 10% to 25% of the loans invested in by us may be acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We will generally invest in loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on acquisition and development loans are calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of September 30, 2004, approximately 32% of our loans were in this category.

Construction Loans

Approximately 10% to 70% of our loans may be construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the appraised value of the property and proposed improvements. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of September 30, 2004, approximately 21% of our loans were in this category.

Commercial Property Loans

Approximately 20% to 50% of the loans invested in by us may be commercial property loans. Commercial property loans provide funds to allow commercial borrowers to acquire income producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. We will review the appraisal of the value of the property and will generally invest in loans for up to 75% of such appraised value of the property. As of September 30, 2004, approximately 22% of our loans were in this category.

Residential Loans

A small percentage of the loans invested in by us may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. We will generally invest in loans for up to 75% of the value of the property. As of September 30, 2004, there were no loans in this category.

Bridge Loans

Up to 15% of our loans may be bridge loans. Such loans provide interim financing (12 to 24 months) to enable commercial borrowers to qualify for permanent refinancing. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value of the property. Such appraisals may be based on either an as-is basis or as-if developed basis, depending on the circumstances, and therefore, may not be an accurate indicator of the fair value of the property. As of September 30, 2004, approximately 15% of our loans were in this category.

Collateral

The types of collateral that will secure the loans include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust

Most of our loans are secured by a first deed of trust. Thus as a lender, we will have rights as a first mortgage lender of the collateralized property. As of September 30, 2004, more than 98% of our loans were secured by a first deed of trust.

Second Deed of Trust

In the future, up to 10% of our loans may be secured by second deeds of trust. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of September 30, 2004, less than 2% of our loans were secured by a second deed of trust.

Leasehold Interest

Up to 20% of the loans invested in by us may be in loans where the collateral is an interest in a lease. As of September 30, 2004, we did not have any loans secured by a leasehold interest.

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

Extensions to Term of Loan

Our original loan agreements permit extension to the term of the loan by mutual consent. Such extension are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan.

Interest Reserves

We sometimes invest in loans which include a commitment for an interest reserve which is usually established at loan closing. The interest reserve may be advanced by the Company or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances. As of September 30, 2004, interest reserves had been established on approximately $18.2 million of our outstanding loans.

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

Repayment of Mortgages on Sale of Properties

We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will either invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to our members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our operating agreement provides that whether we choose to distribute the proceeds or reinvest them, our members will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transaction include payments of principal, foreclosures and prepayments of mortgages to the extent classified as a return of capital under the Internal Revenue Code and any other disposition of a mortgage or property.

Variable Rate Loans

Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made. As of September 30, 2004, we did not hold any variable rate loans, and all of the loans in the mortgage loans portfolio were fixed rate loans.

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

Competition

Generally, real estate developers depend upon the timely completion of a project to obtain a competitive advantage when selling their properties. We have sought to attract real estate developers by offering expedited loan processing, which generally provides quick loan approval and funding of a loan. As a result, we have established a market niche as a non-conventional mortgage lender.

We consider our direct competitors to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. To a lesser extent, we also compete with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Our principal competitors in our market niche as a non-conventional mortgage lender include: USA Capital, Residential Funding, First Security Bank, and United Bank of Texas. No particular competitor dominates the market. Many of the companies against which we compete have substantially greater financial, technical and other resources than us. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Regulation

Our operations are conducted by Vestin Mortgage. Vestin Mortgage’s operations as a mortgage company are subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada Mortgage Lending Division. Under applicable Nevada law, the division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations.

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

Investment capital raised by us is subject to the Mortgage Program Guidelines of NASAA. These guidelines are adopted by various state agencies charged with protecting the interest of the investors. Administrative fees, loan fees, and other compensation paid to Vestin Mortgage and its affiliates are generally limited by the NASAA Guidelines. The NASAA Guidelines also include certain investment procedures and criteria which are required for new loan investments.

Because our business is regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to broker or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans brokered by us, or otherwise adversely affect our business or prospects.

Employees

We do not have any employees. Our Manager, Vestin Mortgage, and its parent company, Vestin Group, provide all of the employees necessary for our operations. As of September 30, 2004, those entities had a total of 33 full-time and no part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements.

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

ITEM 2. PROPERTIES

Our Manager, Vestin Mortgage, operates from its executive offices at 8379 West Sunset Road, Las Vegas, Nevada 89113. We do not have any separate offices.

Our Manager shares office facilities of approximately 40,940 square feet with its parent corporation, Vestin Group, which in turn leases its principal executive offices from Vestin Fund III, LLC (“Vestin Fund III”). The lease agreement governing this property expires in March 2014 and the base rent is approximately $71,645 per month.

ITEM 3. LEGAL PROCEEDINGS

Legal Matters Involving Our Manager

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. We are not a party to the Action.

Our Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. Our Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Our Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our Manager’s net income in any particular period.

Legal Matters involving the Company

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Vestin Fund II, LLC (“Vestin Fund II”) and Vestin Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of December 14, 2004. We believe that we have complied with SEC disclosure requirements and have cooperated with the inquiry. We cannot at this time predict the outcome of the inquiry.

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. We believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for the trading of Units.

Holders

As of September 30, 2004, approximately 1349 Unit holders held 8,354,057 Units of interest in the Company.

Dividend Policy

We generally distribute to Unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Our Operating Agreement also permits distributions of capital. We made distributions of approximately $5,098,483 (prior to reinvested distributions) during the year ended September 30, 2004, all of which was paid from Net Income Available for Distribution. We distributed $10,363,438 during the fiscal year ended September 30, 2003, of which $6,051,079 represented a return of capital. It is our intention to continue to distribute most of our Net Income Available for Distribution to our Unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Units Purchased as	Units that May Yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Units Purchased (1)	per Unit	Programs	Programs
July 2004	2,452	$10.00	None	None
August 2004	20,102	$10.00	None	None
September 2004	4,166	$10.00	None	None

(1) Pursuant to our Operating Agreement, members may request to have their units redeemed. However, in order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Balances in members’ capital accounts for as of January 1, 2004 was $89.5 million, which would limit redemptions to $9.0 million for calendar 2004. As of September 30, 2004, we had paid approximately $7.7 million, or 770,000 units, in redemptions in 2004, and had $1.2 million, or 120,000 in redemptions that remain to be fulfilled in 2004.

ITEM 6. SELECTED FINANCIAL DATA

Vestin Fund I, LLC

	September	September	September	December	December
	30, 2004	30, 2003	30, 2002	31, 2001	31, 2000
Balance Sheet Data:
Investments in mortgage loans (net of allowance)	$47,344,198	$51,694,617	$91,091,308	$97,228,156		$39,376,619
Cash, cash equivalents, certificates of deposits and short-term investments	$10,129,496	$14,882,547	$5,537,334	$4,256,750		$1,570,304
Interest and other receivables	$1,327,089	$1,632,327	$1,175,972	$1,037,218		$491,122
Real estate held for sale	$26,088,296	$26,523,340	$1,541,258	$—	$
Note receivable	119,299	—	$—	$—	$
Assets under secured borrowing	$6,134,410	$20,323,719	$6,637,370	$—	$
Other assets	$—	$7,650	$83,631	$—		$199,396
Total assets	$91,142,788	$115,064,200	$106,066,873	$102,522,124		$41,637,441
Liabilities	$8,864,234	$28,549,132	$7,067,817	$66,525		$256,230
Members’ capital	$82,278,554	$86,515,068	$98,999,056	$102,455,599		$41,381,211
Total liabilities and Members’ capital	$91,142,788	$115,064,200	$106,066,873	$102,522,124		$41,637,441

			12 months
	12 months	12 months	ended	12 months	12 months
	ended	ended	September	ended	ended
	September	September	30, 2002	December	December
	30, 2004	30, 2003	(unaudited)	31, 2001	31, 2000
Income Statement Data:
Revenues	$12,666,200	$10,364,448	$13,151,400	$11,564,761	$1,266,685
Expenses	$4,099,145	$6,052,089	$566,193	$176,906	$25,117
Net income	$8,567,055	$4,312,359	$12,585,207	$11,387,855	$1,241,568
Net income allocated to Members	$8,567,055	$4,312,359	$12,585,207	$11,387,855	$1,241,568
Net income allocated to Members per weighted average membership units	$1.03	$0.45	$1.23	$1.34	0.45
Cash distributions	$5,098,483	$10,363,438	$9,636,502	$10,756,770	$802,037
Cash distributions per weighted average membership units	$0.61	$1.07	$0.94	$1.26	0.29
Weighted average membership units	8,339,404	9,668,310	10,193,776	8,519,804	2,754,854

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements included elsewhere in this document.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We commenced the offering of our Units in September 2000. Our offering terminated in June 2001. Our financial results reflect the amount of capital we had available for investment in mortgage loans. Our past performance may not be indicative of future results. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-K.

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

Our operating results are affected primarily by: (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of foreclosures and related loan losses which we may experience. Our capital is subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in mortgage loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion under — “Capital and Liquidity.”

Our operating results during the past several years have been adversely affected by the fact that interest rates are near a 40-year low. The low interest rates diminish the interest rates we can charge on our loans. The average interest rate on our loans at September 30, 2004 was 10.3% as compared to 12.3% at September 30, 2003. In addition, our operating results have been adversely affected by non-performing assets. Non-performing assets totaled approximately $26.5 million or 29.1% of our total assets as of September 30, 2004 as compared to $39.5 million or 34.4% of our assets as of September 30, 2003. A weakening economy and poor credit decisions by our Manager may result in an increase in non-performing assets. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to its members. Such conditions may also require us to restructure loans in order to enhance their collectibility. In this regard, it should be noted that the weighted average term of our outstanding loans as of September 30, 2004 was 23 months, compared to 13.0 months at September 30, 2003. Our annualized rate of return to members for the fiscal year September 30, 2004 was 10.27%, compared to 4.5% for the fiscal year ended September 30, 2003. However, the 10.27% rate of return to members in the current year was affected by revenues associated with the sale of real estate approximating $4.7 million. We do not expect to receive this type of revenue on a consistent basis. If we had not received the $4.7 million in revenue, our rate of return paid to members for the current fiscal year would have approximated 4.7%. Our revenues have been impacted by member redemptions which leave us with less capital to invest and lower interest rates.

Adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing the risk, we seek to maintain a low loan-to-value ratio which, as of September 30, 2004, was 68% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

Historically, our Manager has focused its operations on Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of September 30, 2004, 40% of the principal amount of our loans were secured by real estate in Nevada, while 20%, 20% and 7% were secured by real estate in California, Arizona, and Hawaii, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. Commercial real estate markets in Nevada have continued to prosper, with significant borrowing activity. The commercial real estate markets in Hawaii, Texas, Arizona and California also appear to be relatively strong. If we enter into another recession, particularly in any of the identified states, our operating results could be adversely affected.

At September 30, 2004, the aggregate amount of loans to our three largest borrowers represented 32% of our total investment in mortgage loans. These mortgage loans consisted of construction and bridge loans, located in Arizona, Nevada and Hawaii, with a first lien position, earning between 5% and 14%, outstanding balances of approximately $18,733,000. At September 30, 2003, the aggregate amount of loans to our three largest borrowers represented 23% of our total mortgage loans. These mortgage loans consisted of construction and bridge loans, located in Hawaii and Nevada, with a first lien position, earning between 10.5% and 14.0%, outstanding balances of approximately $12,006,000 and maturing from March 2004 through August 2005. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

At September 30, 2004 two of these loans had balances of approximately $6.7 million and $7.9 million representing 11.4% and 13.5%, respectively, of our total investment in mortgage loans. At September 30, 2003, there were no such borrowers having an aggregate amount of 10% or greater of our total mortgage loans.

Fiscal Year Ended September 30, 2004 Compared To September 30, 2003

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
RESULTS OF OPERATIONS	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003
Total revenues	$12,666,200	$10,364,448
Total expenses	$4,099,145	$6,052,089
Net income	$8,567,055	$4,312,359
Net income allocated to members per weighted average membership units	$8,567,055	$4,312,359
Cash distributions	5,098,483	10,363,438
Cash distributions per weighted average membership units	$0.61	$0.45
Annualized rate of return to members(a)	10.27%	4.5%
Weighted average membership units	8,339,404	9,668,310

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of September 30, 2004 and 2003 divided by ten (the $10 cost per unit).

Total Revenues. For the fiscal year ended September 30, 2004, total revenues were approximately $12.7 million compared to $10.4 million for the fiscal year ended September 30, 2003, an increase of $2.3 million or 22%.

The increase in revenue for the year compared to the prior year was primarily due to the recognition of $4.7 million in revenue related to a finder’s fee on the sale of real estate in the City of Mesquite, Nevada. We received a promissory note in lieu of cash from an unaffiliated party in connection with the sale. The note required monthly interest payments at a rate of 8.5% per annum and had an original maturity date of June 13, 2005. In addition, we loaned $0.9 million to the unaffiliated party and received a mortgage note with an original maturity date of June 13, 2004 in connection with the sale. We were using the cost recovery method of accounting for the transaction. Accordingly, the Company did not recognize any income on the $4.7 million note until the principal balance of both notes were paid in full. Under the cost recovery method, interest payments received by the Company in excess of the principal balance are not recorded as income until such time as the note is paid off which occurred in the first calendar quarter of 2004. In February 2004, both notes were paid off and the Company recorded the $4.7 million as revenue related to the sale of real estate related to the original note and $0.3 million in interest income related to interest payments received prior to loan payoff.

During the past year, our Manager has experienced less demand for loans. While we cannot be certain as to the reason for the lower demand, our Manager believes that the pending SEC inquiry has caused a number of potential borrowers to seek loans from other sources. The continuation of the SEC inquiry, and any resulting proceedings or penalties, could have a further adverse impact upon our ability to compete for borrowers.

The increase in revenue was partially offset by the declining amount of investments in mortgage loans from approximately $51.7 million as of September 30, 2003 to approximately $47.3 million at September 30, 2004, a decrease of approximately $4.4 million or 9%. The decrease is primarily related to member redemptions for the year ended September 30, 2004. In addition, the average interest rate on our loans as of September 30, 2004 was 10.28%, compared to 12.32% at September 30, 2003. The total decrease in interest income for the year ended

September 30, 2004 compared to the same period in 2003 was approximately $1.7 million. While there has some movement in the economy towards higher interest rates, it is not clear if or when any such rate increases will impact our business.

Additionally, loan fees for the year ended September 30, 2004 decreased by approximately $0.4 million due to a decrease in loan fee sharing arrangements for the year.

The overall decline in interest rates over the past several years may have diminished the interest rates we can charge in our loans. The weighted average interest rate on our loans at September 30, 2004 was 10.3%, as compared to 12.3% at September 30, 2003. In addition, there has been an increase in competition from more conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, and mortgage brokers, due to the overall decline in interest rates. It is not clear yet if and when the recent, modest increases in federal funds rates will enable us to charge higher interest rates on our future loans.

As of September 30, 2004, our Manager had granted extensions on 10 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to us from borrowers whose loans had been extended as of September 30, 2004 was approximately $6.9 million. At September 30, 2004, 7 such loans were performing with an outstanding balance of $3.2 million and 3 such loans were non-performing with an outstanding balance of $3.7 million. Our Manager concluded that no additional allowance for loan losses was necessary with respect to such loans.

Total Expenses. In fiscal 2004, total expenses were $4.1 million compared to $6.1 million for fiscal 2003, a decrease of $2.0 million or 33%. The decrease in expenses resulted from several factors including the following:

•	Provisions for loan losses decreased by $0.3 million to $0.1 million for the year ended September 30, 2004 compared to $0.4 million for the same period in the prior year due to our Manager’s determination that our general allowance for loan losses is sufficient to cover any inherent losses related to our loan portfolio. Therefore, the general provision for loan losses was limited to $0.1 million for the year ended September 30, 2004.

•	We incurred valuation losses on real estate held for sale of approximately $1.1 million for the year ended September 30, 2004 as compared to $3.4 million in the prior year, a decrease of approximately $2.3 million. The decrease is based on factors specific to each property but generally related to our Manager’s evaluation of the real estate held for sale portfolio and the respective estimated values. Refer to “Investment in real estate held for sale.”

The decreases in expenses were partially offset by an increase in interest expense related to secured borrowings of approximately $0.7 million which totaled $1.8 million for the year ended September 30, 2004 compared to $1.1 million for the same period in the prior year.

Net Income. Overall, net income for the year ended September 30, 2004 was approximately $8.6 million compared to $4.3 million for the same period in the 2003, an increase of $4.3 million or 100%.

Annualized Rate of Return to Members. For fiscal year 2004, the annualized rate of return to members was 10.3% compared to 4.5% for fiscal 2003. The increase in annualized rate of return to members was primarily due to the factors as outlined above.

Distributions to Members. For the year ended September 30, 2004, members received distributions totaling $5,098,483, as compared to distributions totaling $10,363,438 for the year ended September 30, 2003. Distributions for the year ended September 30, 2004 were paid entirely from Net Income Available for Distribution as defined in our Operating Agreement. Of the distributions for the year ended September 30, 2003, $6,051,079 represented a return of capital and the balance of the distributions were paid from Net Income Available for Distribution as defined in our Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Since net income for the year ended September 30, 2003 was impacted by a significant amount of non-cash expenses related to valuation allowances on real estate held for sale, Net Income Available for Distribution exceeded our net income for that year as calculated pursuant to GAAP.

Redemptions. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of September 30, 2004, redemptions made since inception totaled $30.4 million. Balances in members’ capital accounts for as of January 1, 2004 was $89.5 million, which would limit redemptions to $9.0 million for calendar 2004. As of September 30, 2004, we had paid approximately $7.7 million in redemptions in 2004, and had $1.2 million in redemptions that remain to be fulfilled in 2004. As of September 30, 2004, requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, $4.3 million in 2011, and $3.9 million in 2012 had been logged.

Fiscal Year Ended September 30, 2003 Compared To September 30, 2002 (Unaudited)

RESULTS OF OPERATIONS

		FISCAL YEAR
	FISCAL YEAR	ENDED
	ENDED	SEPTEMBER 30,
	SEPTEMBER 30, 2003	2002
		(unaudited)
Total revenues	$10,364,448	$13,151,400
Total expenses	$6,052,089	$566,193
Net income	$4,312,359	$12,585,207
Net income allocated to members per weighted average Membership units	$.45	$1.23
Annualized rate of return to members(a)	4.5%	12.3%
Weighted average membership units	9,668,310	10,193,776

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of September 30, 2004 and 2003 divided by ten (the $10 cost per unit).

Total Revenues. For the fiscal year ended September 30, 2003, total revenues were approximately $10.4 million compared to $13.2 million for the fiscal year ended September 30, 2002, a decrease of $2.8 million or 21.2%. The decline in revenue was mainly due to lower interest income from investment in mortgage loans as a result of the increase in non-performing assets to $39.5 million as of September 30, 2003 compared to $13.2 million as of September 30, 2002 offset by an increase in interest income from assets under secured borrowings. Our average interest yields on our investments in mortgage loans for the year ended September 30, 2003 was 12.3% compared to 13.8% for the year ended September 30, 2002. Our Manager believes that the increase in non-performing assets is primarily the result of the individual circumstances of the borrowers involved. The increase in non-performing assets may also reflect the continued uncertainty in the economy and the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. Our revenues will continue to suffer until we are able to convert these non-performing assets into interest paying mortgage loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with our objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell the foreclosed properties.

Total revenues have also decreased due to the increase in the amount of cash and cash equivalents. At September 30, 2003, cash and certificates of deposit totaled $14.9 million compared to $5.5 million at September 30, 2002. Because these assets earn interest at a much lower rate than investments in mortgage loans, revenues are reduced.

Total Expenses. In fiscal 2003, total expenses were $6.1 million compared to $0.6 million for fiscal 2002, an increase of $5.6 million. The increase in total expenses primarily related to interest expense related to secured borrowing, a provision for loan losses, losses on real estate held for sale and the write-off of deferred offering costs. See also – Asset Quality and Loan Reserves.

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

Investments in Mortgage Loans Secured by Real Estate Portfolio

Investments in mortgage loans as of September 30, 2004 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance(1)	Interest Rate	Percentage	To Value(2)
Acquisition and development	10	$18,810,500	9.71%	32.02%	63.01%
Bridge	9	8,687,165	10.65%	14.79%	49.98%
Commercial	8	12,932,116	12.22%	22.01%	77.19%
Construction	4	12,181,975	7.64%	20.74%	76.81%
Land	4	6,133,890	12.65%	10.44%	71.42%

	35	$58,745,646	10.28%	100.00%	67.94%

     Investments in mortgage loans as of September 30, 2003 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance(1)	Interest Rate	Percentage	To Value(2)
Acquisition and development	4	$11,436,435	11.70%	20.35%	55.79%
Bridge	7	8,035,547	12.14%	14.30%	60.50%
Commercial	22	23,210,297	11.82%	41.30%	67.52%
Construction	6	11,510,498	12.66%	20.48%	56.77%
Land	5	1,839,922	11.84%	3.27%	53.62%
Residential	1	168,000	12.50%	0.30%	70.00%

	45	$56,200,699	12.02%	100.00%	61.48%

(1) The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	September 30, 2004	September 30, 2003
	Balance	Balance
Balance per Loan Portfolio	$58,745,646	$56,200,699
Less:
Seller financed loans included in real estate held for sale	(10,801,448)	(4,006,082)
Allowance for Loan Losses	(600,000)	(500,000)

Balance per Balance Sheet	$47,344,198	$51,694,617

(2) Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

	September 30,
	2004	Portfolio	September 30, 2003	Portfolio
Loan Type	Balance***	Percentage	Balance***	Percentage
First mortgages	$57,830,608	98.44%	$56,200,699	100.00%
Second mortgages(3)	915,038	1.56%	—	—%

	$58,745,646	100.00%	$56,200,699	100.00%

*** Please see footnote (1) above.

(3) All of our second mortgages are junior to a first trust deed position held by either us or our Manager.

The following is a schedule of maturities of investments in mortgage loans as of September 30, 2004:

2004	$11,345,360
2005	24,961,335
2006	14,528,461
2007	7,910,490

$58,745,646

The following is a schedule by geographic location of investments in mortgage loans:

	September 30, 2004	Portfolio	September 30, 2003	Portfolio
	Balance***	Percentage	Balance***	Percentage
Arizona	$11,681,908	19.89%	$4,887,202	9.36%
California	11,475,286	19.53%	5,751,298	11.02%
Colorado	—	—	163,333	0.31%
Florida	—	—%	115,450	0.22%
Hawaii	4,138,662	7.05%	10,992,254	21.06%
Nevada	23,236,940	39.56%	21,698,057	33.90%
New Mexico	—	—	168,000	0.32
New York	3,320,000	5.65%	2,000,000	3.83%
North Carolina	89,942	0.15%	—	—
Ohio	—	—	400,000	0.77%
Oklahoma	996,000	1.70%	—	—
Texas	1,727,592	2.94%	6,080,095	11.65
Utah	1,503,316	2.56%	3,369,010	6.46%
Washington	576,000	0.97%	576,000	1.76%

	$58,745,646	100.00%	$56,200,699	100.00%

*** Please see footnote (1) above.

At September 30, 2004, five of our loans totaling $11.2 million were non-performing (more than 90 days past due on interest payments) or past due on principal. These loans have been placed on non-accrual of interest status. Our

Manager has commenced foreclosure proceedings on these loans and has evaluated all of these loans and concluded that the underlying collateral is sufficient to protect the Company against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

	Balance at		Number of
	September 30,		Months Non-
Description of Collateral	2004	Maturity Date	Performing
Racetrack and hotel in Vernon, NY	$3,320,000	6/25/2005	1
126 unit Ramada Inn Hotel in Mesquite, NV	2,140,267	06/18/2003	15
4 cemeteries and 8 mortuaries in Hawaii	4,138,662	3/31/2004	6
Commercial parcels of land in Rancho Cucamonga, CA, Palm Springs, CA, and Cathedral City, CA (a)	68,113	6/16/2004	3
473 acres of residential and commercial land in Utah	1,503,317	11/2/2001	21

	$11,170,359

(a) During October 2004 the borrower made the required principal and interest payments to bring this loan to current and performing status.

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

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our mortgage loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends; and

•	estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2004, our Manager had provided for $0.6 million as a general allowance for loan losses. At September 30, 2004, five of our loans were non-performing (more than 90 days past due on principal or interest payments) totaling $11.2 million as summarized above. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

The following is a rollforward of the general allowance for loan losses for the year ended September 30, 2004:

	Balance at			Balance at
	September 30,			September 30,
Description	2003	Provisions	Deductions	2004
General Valuation Allowance	$500,000	$100,000	$—	$600,000

In addition to the above-mentioned loans, at September 30, 2004, our Manager had granted extensions on 10 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to us from borrowers whose loans had been extended as of September 30, 2004 was approximately $6.9 million. At September 30, 2004, 7 such loans were performing with an outstanding balance of $3.2 million and 3 such loans were non-performing with a balance of $3.7 million. Accordingly, our Manager concluded that no additional allowance for loan losses was necessary with respect to such loans.

Investments in Real Estate Held for Sale

At September 30, 2004, we held 9 properties with a total carrying value of $15.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a rollforward of investments in real estate held for sale for the three months ended September 30, 2004:

		Percentage	Balance at
	Date	of	September
Description	Acquired	Ownership	30, 2003	Acquisitions	Sales
Custom residential property located in Santa Fe, New Mexico	3/4/2003	93%	$1,191,055	$—	$—
40 acres of land containing 354 residential lots in Henderson, Nevada (2)	2/28/2003	66%	6,917,600	—	(1,505,297)
A 30-unit condominium complex in Las Vegas, Nevada	2/4/2003	17%	215,431	—	—
126 unit assisted living facility in Phoenix, Arizona (1)	9/8/2004	10%	—	1,525,340	—
460 acre residential sub-division in Lake Travis, Texas (1)	8/3/2004	34%	—	1,784,041	—
140 Unit/224 bed senior facility in Mesa, Arizona (1) (3)	05/26/04	14%	—	1,020,110	—
28 acres of raw land in Mesquite, Nevada (2)	11/27/2002	58%	2,304,130	—	(145,000)
Assisted living facility in Las Vegas, Nevada (2)	9/23/2004	48%	11,776,730	5,292,328	(8,344,896)
An approximate 200-unit apartment complex located in Las Vegas, Nevada (2)	1/27/2003	98%	112,312	58,254	(170,566)
Hotel/Casino in Las Vegas, Nevada (1) (3)	2/02/2004	27%	—	2,251,030	(119,299)

Total			$22,517,258	$11,931,103	$(10,285,058)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Reduction
	in Note	Transfer		Balance at
	Payable	Ownership	Valuation/	September
Description	Fund II	To Fund II	Loss on Sale	30, 2004
Custom residential property located in Santa Fe, New Mexico	$—	$—	$(138,792)	$1,052,263
40 acres of land containing 354 residential lots in Henderson, Nevada (2)	—	—	—	5,412,303
A 30-unit condominium complex in Las Vegas, Nevada	—	—	—	215,431
126 unit assisted living facility in Phoenix, Arizona (1)	—	—	—	1,525,340
460 acre residential sub-division in Lake Travis, Texas (1)	—	—	—	1,784,041
140 Unit/224 bed senior facility in Mesa, Arizona (1) (3)	—	—	—	1,020,110
28 acres of raw land in Mesquite, Nevada (2)	—	—	—	2,159,130
Assisted living facility in Las Vegas, Nevada (2)	(454,989)	(7,423,645)	(845,528)	—
An approximate 200-unit apartment complex located in Las Vegas, Nevada (2)	—	—	—	—
Hotel/Casino in Las Vegas, Nevada (1) (3)	—	—	(13,501)	2,118,230

Total	$(454,989)	$(7,423,645)	$(997,821)	$15,286,848

(1)	Foreclosures for the year ended September 30, 2004:

During February 2004, we foreclosed on two loans and took title to the collateral which consists of the Castaways hotel/casino on approximately 25 acres of land. No specific reserve was provided upon foreclosure based on the estimated underlying collateral value. We have 27% ownership in this property.

Through foreclosure proceedings in April 2004, we assumed ownership of a 140 Unit/224 bed senior facility in Mesa, Arizona. A receiver has been appointed and the business has continued operations. The property has been listed for sale and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of September 30, 2004. We have 14% ownership in this property.

During the three months ended September 30, 2004 we foreclosed on loan secured by a 460 acre residential sub-division in Lake Travis, Texas. Our Manager has evaluated the carrying value of the property and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of September 30, 2004. We have 34% ownership in this property.

During the three months ended September 30, 2004 we foreclosed on a loan secured by a 126 unit assisted living facility in Phoenix, Arizona. Our Manager has evaluated the carrying value of the property and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of September 30, 2004. We have 10% ownership in this property.

(2)	Sales of real estate held for sale for the year ended September 30, 2004:

On October 20, 2003, we sold an approximate 200 unit apartment complex to a third party. At that time the property was transferred to real estate held for sale. However, such real estate was seller financed as further discussed below.

During September 2004 we and Vestin Fund II entered into an agreement to sell the remaining 29 acres of raw land in Mesquite, Nevada for $6.2 million. Prior to quarter end, $145,000 was released from escrow representing an early release of funds. The transaction will not be finalized for up to six months and the remaining proceeds received thereupon.

During July 2004 we sold 50 lots within the 40 acre subdivision in Henderson, Nevada for $1,505,397.

During July 2003, we foreclosed on our second mortgage on a partially completed assisted living facility located in Las Vegas, Nevada and obtained ownership to the property subject to the existing debt. Vestin Fund II also owned a fractional interest in the first deed of trust totaling $4.6 million but did not participate in the foreclosure. During the three months ended September 30, 2004, we sold the property for approximately $11.5 million. At the time of the sale, we transferred to Vestin Fund II its pro-rata interest in the property. Since we and Vestin Fund II provided the financing and the borrower did not meet the minimum equity requirement to be treated as a sale under GAAP, the property remains as an asset under real estate held for sale – seller financed.

(3)	Real estate held for sale sold subsequent to quarter end:

During October 2004, we and Vestin Fund II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $5,825,132. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $119,299 which is based on a discount rate of 8%. The transaction resulted in a loss of $13,501 which is reflected in our valuation adjustments for the year ended September 30, 2004.

During November 2004, we and Vestin Fund II sold the 140 Unit/224 bed senior facility in Mesa, Arizona for of which our net proceeds totaled $1,027,855. We received cash of $160,206 and held back a promissory note and first deed of trust totaling $867,679. This transaction resulted in a loss of $12,688 which will be reflected in the quarter ended December 31, 2004.

During November 2004, we and Vestin Group, Inc. and affiliates sold a 30-unit condominium complex in Las Vegas, Nevada for of which our net proceeds totaled $1,990,353. We received cash of $396,603 and held back a promissory note and first deed of trust totaling $1,593,750. This transaction resulted in a gain of $114,315 which will be reflected in the quarter ended December 31, 2004.

Foreclosures subsequent to year end:

During October 2004, we foreclosed and took title to 32% of a 126 unit Ramada Inn Hotel in Mesquite, NV. Vestin Fund II owns the other 68%. Our Manager has evaluated the carrying value of $2,140,267 and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of the date of foreclosure.

Investments in Real Estate Held for Sale – Seller Financed

At September 30, 2004, we held 5 properties with a total carrying value of $10.8 million which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Vestin Fund II, the Manager, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a rollforward of seller financed real estate held for sale for the three months ended September 30, 2004:

		Percentage	Balance at			Valuation/	Balance at
	Date	of	September			Other	September 30,
Description	Acquired	Ownership	30, 2003	Acquisitions	Sales	Adjustments	2004
An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	98%	$—	$170,565	$—	$—	$170,565
An uncompleted golf course in Mesquite, Nevada	11/6/2002	36%	2,171,813	—	—	(696,995)	1,474,818
36 acres of raw land in Mesquite, Nevada	11/27/2002	42%	492,006	—	—	(157,894)	334,112
Assisted living facility in Las Vegas, Nevada (1)	9/23/2004	48%	—	7,910,491	—	—	7,910,491
Raw land in Mesquite, Nevada	11/27/2002	41%	1,342,263	—	—	(430,801)	911,462

			$4,006,082	$8,081,056	$—	$(1,285,690)	$10,801,448

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2004.

	Payment due by period
		Less than 1			More than
Contractual Obligation	Total	year	1-3 years	3-5 years	5 years
Secured borrowings	$6,134,410	$6,134,410	$—	$—	$—

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Interest income on loans is accrued by the effective interest method. We do not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment in our investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income. Our Manager believes that the allowance for loan losses totaling $0.6 million as of September 30, 2004, included in the accompanying balance sheet is adequate to address estimated and expected credit impairment.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Real Estate Held For Sale – Seller Financed

Seller financed real estate held for sale includes real estate acquired through foreclosure and resold to independent third parties where we have provided the financing and the borrower has not met certain criteria in accordance with Statement of Financial Accounting Standards (FAS) No. 66. FAS 66 requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the real estate is retained as real estate held for sale.

Secured Borrowings

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Vestin Fund II and/or Vestin Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

FACTORS AFFECTING OUR OPERATING RESULTS

Our business is subject to numerous factors affecting our operating results. In addition to the factors discussed above, our operating results may be affected by:

Risks of Investing in Mortgage Loans

•	Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders. This may result in a higher rate of non-performing loans.

•	We approve mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry our Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will borrow money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing the revenues and the distributions to our members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interest in mortgage loans.

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

Risks of Interest Rate Changes

Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing its revenues and the distributions to members.

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Generally, our loan documents permit it to raise the interest rate it charges on extended loans anywhere from between 3/4% to 3% from the then-current rate on the loan. This creates three risks for us:

(i) There can be no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by our loan documents.

(ii) If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is a higher risk that the borrower may default on the extended loan, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Distributions on mortgage loans we place may decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

(iii) If, at a time of relatively low interest rates, a borrower prepays obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor compensation for their loss. This in turn could harm our business reputation.

Competition for Borrowers

We consider our competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. During the past year, our Manager has experienced less demand for loans. While we cannot be certain as to the reason for the lower demand, our Manager believes that the pending SEC inquiry has caused a number of potential borrowers to seek loans from other sources. The continuation of the SEC inquiry, and any resulting proceedings or penalties, could have a further adverse impact upon our ability to compete for borrowers.

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

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operating purposes. Subject to a 3% reserve, we seek to use all of our available funds to invest in mortgage loans. Income generated from such loans is paid out to our members unless they have elected to reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage a monthly management fee of up to 0.25% of our aggregate capital contributions.

During the year ended September 30, 2004, cash flows provided by our operating activities approximated $14.7 million. Our investing activities for the year ended September 30, 2004 consisted of cash provided from the sale of investments in loans secured by real estate in the amount of $0.7 million (net of new investments and purchases of mortgage loans), cash outlays related to the maintenance of real estate held for sale of approximately $5.4 million, and net proceeds from investment in certificates of deposits, net of new investments, of $0.9 million. Our financing activities primarily consisted of member withdrawals of $8.6 million and members’ distributions, net of reinvestments, of $4.3 million, and payment on a note payable of $2.0 million.

At September 30, 2004, we had $9.8 million in cash, $0.3 million in certificates of deposit, and $91.1 million in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our operating income, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status totaling $11.2 million as of September 30, 2004 compared to $11.0 million as of September 30, 2003 and real estate held for sale totaling $15.3 million as of September 30, 2004 compared to $26.5 million as of September 30, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.

Any significant level of redemptions by our members would reduce the amount of capital available for investment. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Our Operating Agreement also provides other conditions limiting redemptions. As of September 30, 2004, redemptions made since inception totaled $30.4 million. Balances in members’ capital accounts as of January 1, 2004 was $89.5 million, which would limit redemptions to $9.0 million for calendar 2004. As of September 30, 2004, we had paid approximately $7.7 million in redemptions in 2004, and had $1.2 million in redemptions that remain to be fulfilled in 2004. As of September 30, 2004, requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, $4.3 million in 2011, and $3.9 million in 2012 had been logged.

Approximately 48% of our members currently reinvest their distributions. The level of reinvested distributions is likely to be affected by our operating performance. If our performance does not meet the expectations of our members, the level of reinvestment may decline.

Intercreditor agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with Vestin Mortgage, Vestin Fund II, Vestin Fund III and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participation from the Investor for the outstanding balance of the participation plus accrued interest.

Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

As of September 30, 2004, funds being used under intercreditor and participation agreements where the Company has potential obligations as defined above totaled $6.1 million.

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

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At September 30, 2004, we had $9.8 million in cash, $0.3 million in certificates of deposit, and $91.1 million in total assets. It appears we have sufficient working capital to meet its operating needs in the near term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

Most of our assets consist of investments in mortgage loans, including those that are financed under intercreditor agreements. At September 30, 2004, our aggregate investment in mortgage loans was approximately $58,745,646 with a weighted average effective interest rate of 10.28%. Loans financed under intercreditor agreements totaled $6,134,410 at September 30, 2004 and are classified as assets under secured borrowings. Such financing is at a weighted average interest rate of 11.26%. These mortgage loans mature within the next 24 months. Most of the mortgage loans have a term of 12 months; the weighted average term of outstanding loans at September 30, 2004 was 24 months. All of the outstanding mortgage loans at September 30, 2004 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. None of the mortgage loans have prepayment penalties.

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

At September 30, 2004, we also had approximately $10.1 million invested in cash and cash equivalents, and certificates of deposit. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROL AND PROCEDURES

The Company’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We do not have any directors or officers. We are managed by Vestin Mortgage. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is publicly held and is traded on the Nasdaq SmallCap Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.

The directors and executive officers of Vestin Mortgage are listed below:

Name	Age	Title
Michael V. Shustek	45	Chief Executive Officer, President, and Chairman of the Board and Director
Peggy S. Shustek	35	Vice President
Daniel B. Stubbs	43	Executive Vice President, Underwriting
Stephen A. Schneider	58	Vice President of Operations
Lance K. Bradford	37	Chief Financial Officer, Treasurer, Secretary and Director

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In February 2004, Mr. Shustek became the President of Vestin Group. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage and, in February 2004, he assumed the additional position of President of Vestin Mortgage. Mr. Shustek also serves on the loan committee of Vestin Mortgage. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek co-authored two books entitled “Trust Deed Investments”, on the topic of private mortgage lending, and “If I Can Do It, So Can You”. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also teaches a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas. Mr. Shustek is the former husband of Ms. Shustek, who serves as the Vice President of Vestin Mortgage.

Peggy S. Shustek has been with Vestin Group since September 1995, and is currently Vice President of Vestin Mortgage. From January 2001 until February 2004, Ms. Shustek was the President of Vestin Mortgage. From 1997 to 2000, Ms. Shustek was the Senior Vice President of Vestin Mortgage. Ms. Shustek is responsible for all new and existing clients and loan packages, manages investor relationships and serves as the administrator of the corporate offices. Ms. Shustek has over ten years of experience in title, escrow and private lending. Ms. Shustek is the former wife of Mr. Shustek, Vestin Mortgage’s Chief Executive Officer, President and Chairman.

Daniel B. Stubbs has been the Vice President, Underwriting of Vestin Mortgage since January 2000. Mr. Stubbs is responsible for analyzing the risks of each loan as well as prescribing Title Insurance coverage for each individual transaction. In addition, Mr. Stubbs serves on the loan committee of Vestin Mortgage and acts as a liaison between Vestin Mortgage and the various banks that carry its lines of credit. Mr. Stubbs has over 13 years experience in the Title Insurance industry. Mr. Stubbs received his Bachelor of Arts degree in Communications Studies from the University of Nevada, in Las Vegas, Nevada.

Stephen A. Schneider has been Vice President of Operations of Vestin Mortgage since January 2001. From July 2000 to December 2000, Mr. Schneider was the Chief Operation Officer of Vestin Group. Mr. Schneider is

responsible for the maintenance of all banking and financial relationships and also serves on Vestin Mortgage’s loan committee. Mr. Schneider has over 26 years experience in the financial services industry. He worked at US Bank where he managed the bank’s business banking department and underwrote loans for companies with sales of $1 million to $10 million and maintained relationships with the bank’s business customers. Mr. Schneider sits on the boards of Focus Las Vegas and Leadership Las Vegas Youth as well as several other organizations. He is responsible for the Vestin Foundation, a non-profit organization aimed at funding local charitable organizations. Mr. Schneider received his Bachelor of Arts degree in Accounting from the University of New Mexico.

Lance K. Bradford has served as Chief Financial Officer, Treasurer, Secretary and a director of Vestin Mortgage and Treasurer and a director of Vestin Group since April 1999. Mr. Bradford also served as President of Vestin Group from January 2001 until February 2004. In addition, Mr. Bradford was appointed as Chief Financial Officer of Vestin Group in February 2004 and serves on the loan committee of Vestin Mortgage. Mr. Bradford previously held the office of Chief Financial Officer of Vestin Group from 1999 to September 2002. Mr. Bradford also acts as the functional equivalent of a Chief Financial Officer for Vestin Fund I, Vestin Fund II and Vestin Fund III. Mr. Bradford was also the Corporate Secretary of Vestin Group from 1999 to 2000. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a Certified Public Accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada. Mr. Bradford announced his resignation as an officer of Vestin Group and Vestin Mortgage effective January 1, 2005. John Alderfer will succeed Mr. Bradford as Chief Financial Officer and Treasurer of Vestin Group and as Chief Financial Officer, Tresaurer and Secretary of Vestin Mortgage. Mr. Bradford will remain a director of both Vestin Group and Vestin Mortgage.

Audit Committee

The board of directors of Vestin Group, the parent corporation of our Manager, has a standing Audit Committee established in accordance with Section 3(a)(58) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent accountants. In addition, the Audit Committee reviews with Vestin Group’s management and our independent accountants financial information that will be provided to our members and others, and our audit and financial reporting processes. The Audit Committee operates under a written Audit Committee Charter adopted by Vestin Group’s board of directors. The Audit Committee consists of Robert J. Aalberts, David Chavez, Rick Zaffarese Leavitt and Roland Sansone. The board of directors of Vestin Group believes that Mr. Chavez is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Chavez and each of the other members of the Audit Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

Code of Ethics

As we do not have any executive officers we have not adopted a Code of Ethics. However, the executive officers of Vestin Mortgage, our Manager, are under an obligation to follow the Code of Ethics of Vestin Group which has been filed as Exhibit 14.1 to Vestin Group’s Form 10-KSB for the year ended December 31, 2003. If our Manager or Vestin Group makes any substantive amendments to the Code of Ethics or if our Manager grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to its chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver on our website or in a Report on Form 8-K or quarterly or annual report under the Securities and Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of September 30, 2003, none of our members were beneficial owners of 5% or more of our securities.

Equity Compensation Plan Information

As of September 30, 2004 we did not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Manager

Our Manager is entitled to receive from us a management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. The amount of management fees reported to our Manager for the fiscal years ended September 30, 2004 and 2003 approximated $255,000 and $253,000, respectively.

As of September 30, 2004 and September 30, 2003, we owed our Manager approximately $652,000 and $362,000, respectively, generally for foreclosure and property maintenance costs advanced on our behalf and distributions due related to units owned by our Manager.

As of September 30, 2004, Vestin Mortgage had an investment in us of approximately $1.0 million, which consists of certain costs paid on our behalf related to the registration and start-up costs. Vestin Mortgage has received 100,000 units from us related to this investment.

From time to time we may acquire or sell investments in mortgage loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

During the year ended September 30, 2003, we purchased $479,000 in mortgage loans from our Manager.

Transactions with the Funds

We buy interests in loans from, and sell interests in loans to, various related parties, including Vestin Fund II and Vestin Fund III, primarily in order to diversify our loan portfolio by spreading our investments among a broader pool of loans. Such interests are generally bought and sold at par value. We do not seek to profit from a sale to a related party nor do we purchase loan interests at a mark-up from related parties.

As of June 30, 2004 the Company owed Vestin Fund II approximately $1,470,000 primarily related to payments made on behalf of the Company for the maintenance of real estate owned.

During the year ended September 30, 2003 we purchased $14,469,950 in mortgage loans from Vestin Fund II. During the same period we sold $27,460,214 in mortgage loans to Vestin Fund II.

Transactions with other related parties

During the years ended September 30, 2004 and 2003, we purchased a mortgage loan in the amount of $350,000 and $6,509,307, respectively from a company wholly-owned by our Manager’s Chief Executive Officer. Also, during the same period, we sold $290,938 in mortgage loans to the same party.

During the year ended September 30, 2003 we sold $4,500,000 in loans to Vestin Group, Inc.

During the year ended September 30, 2004 we paid $4,967 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended September 30, 2004 and September 30, 2003, Ernst & Young, LLP (“E&Y”) provided various audit, audit related and non-audit services to us as follows:

	September 30, 2004	September 30, 2003
Audit Fees	$—	$113,332
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$86,279

During the fiscal year ended September 30, 2004, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

September 30, 2004
Audit Fees	$57,872
Audit Related Fees	$34,872
Tax Fees	$—
All Other Fees	$—

The Audit Committee of Vestin Group (the “Audit Committee”) has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect E&Y’s or Moore Stephens’ independence.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by independent auditors under engagements entered into on or after May 6, 2003, were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements are contained on Pages F-2 through F-20 on this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

Financial Statement Schedules are contained on Pages F-21 through F-25

(b)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization, as amended

3.2(2)	Third Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

10.1	Assignment Agreement, dated January 23, 2004, by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund

10.2	Intercreditor Agreement, dated January 17, 2003, by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Western United Life Assurance Company

10.3	Intercreditor Agreement, dated April 22, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund

10.4	Intercreditor Agreement, dated June 24, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund

10.5	Participation Agreement, dated May 13, 2004, by and among Vestin Fund I, LLC, Vestin Fund II, LLC, Vestin Fund III, LLC and Royal Bank of America

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on March 17, 2000 (File No. 333-32800).

(2)	Incorporated herein by reference to Post-Effective Amendment No. 2 to our Form S-11 Registration Statement filed on April 6, 2001 (File No. 333-32800).

Report of Independent Registered Public Accounting Firm

Members of Vestin Fund I, LLC

We have audited the accompanying balance sheets of Vestin Fund I, LLC (the “Company”) as of September 30, 2004 and 2003, and the related statements of income, members’ equity, and cash flows for the years ended September 30, 2004, and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund I, LLC as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States. Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules are presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Orange, California
December 10, 2004

Vestin Fund I, LLC

BALANCE SHEETS

	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003
ASSETS
Cash	$9,829,496	$13,707,547
Certificates of deposit	300,000	1,175,000
Interest and other receivables	1,327,089	1,632,327
Note receivable	119,299	—
Real estate held for sale	15,286,848	22,517,258
Real estate held for sale — seller financed	10,801,448	4,006,082
Investment in mortgage loans, net of allowance for loan losses of $600,000 and $500,000 at September 30, 2004, and September 30, 2003, respectively	47,344,198	51,694,617
Assets under secured borrowings	6,134,410	20,323,719
Prepaid expenses	—	7,650

	$91,142,788	$115,064,200

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$351,205	$22,955
Due to Manager	652,312	361,607
Due to Vestin Group	4,822	131,560
Due to Vestin Fund II	1,469,743	947,863
Note payable	—	2,000,000
Note payable to Fund II	—	4,733,311
Secured borrowings	6,134,410	20,323,719
Deferred income	251,742	28,117

Total liabilities	8,864,234	28,549,132

Members’ equity — authorized 10,000,000 units, 8,354,057 units and 9,124,566 units issued at $10 per unit and outstanding at September 30, 2004, and September 30, 2003 respectively	82,278,554	86,515,068

Total members’ equity	82,278,554	86,515,068

Total liabilities and members’ equity	$91,142,788	$115,064,200

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF INCOME

	FOR THE	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED	YEAR ENDED
	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
Revenues
Interest income from investments in mortgage loans	$7,519,266	$9,194,054	$12,904,243
Loan Fees	72,234	526,756	—
Revenue related to the sale of real estate	4,666,667	—	—
Other income	408,033	643,638	247,157

Total revenues	12,666,200	10,364,448	13,151,400
Operating expenses
Management fees	255,185	253,100	310,448
Provision for loan losses	100,000	400,000	100,000
Interest expense	1,789,187	1,120,556	113,689
Loss on sale of real estate held for sale	462,942	—	—
Valuation adjustments on real estate held for sale	534,879	3,382,622	—
Write off of deferred bond offering cost	—	203,517	—
Expenses related to real estate held for sale	597,436	466,623	—
Legal expenses	229,698	194,674	—
Other	129,818	30,997	42,056

Total operating expenses	4,099,145	6,052,089	566,193

NET INCOME	$8,567,055	$4,312,359	$12,585,207

Net income allocated to members	$8,567,055	$4,312,359	$12,585,207

Net income allocated to members per weighted average membership units	$1.03	$0.45	$1.23

Weighted average membership units	8,339,404	9,668,310	10,193,776

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENT OF MEMBERS’ EQUITY

FOR THE YEAR ENDED SEPTEMBER 30, 2004

	Units	Amount
Members’ equity at September 30, 2003	9,124,566	$86,515,068
Distributions	—	(5,098,483)
Reinvestments of distributions	85,761	857,610
Members’ withdrawals	(856,270)	(8,562,696)
Net income	—	8,567,055

Members’ equity at September 30, 2004	8,354,057	$82,278,554

The accompanying notes are an integral part of these statements.

Vestin Fund I, LLC

STATEMENTS OF CASH FLOWS

	FOR THE	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED	YEAR ENDED
	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
			(unaudited)
Cash flows from operating activities:
Net income	$8,567,055	$4,312,359	$12,585,207
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of real estate held for sale	—	3,259,361	—
Write-off of deferred bond offering costs	—	203,517	—
Provision for loan losses	100,000	400,000	100,000
Loss on sale of real estate held for sale	997,821	3,246,909	—
Change in operating assets and liabilities:
Interest and other receivables	225,854	(450,129)	(95,087)
Due to Manager	259,674	272,217	439,582
Due to Vestin Group	(126,738)	—	—
Due to Fund II	4,101,609	—	—
Due to related parties	—	475,867	—
Other assets	7,650	(7,650)	—
Accounts payable	328,250	22,955	—
Note receivable from manager	—	723,763	—
Deferred income	223,625	28,117	—

Net cash provided by operating activities	14,684,800	12,487,286	13,029,702

Cash flows from investing activities:
Investments in mortgage loans on real estate	(36,974,861)	(16,918,965)	(38,623,318)
Purchase of investments in mortgage loans	(2,498,464)	(380,403)	(25,405,212)
Purchase of investments in mortgage loans from:
Vestin Fund II, LLC	—	(14,469,950)	(9,100,000)
Vestin Mortgage	—	(478,829)	(3,706,186)
Other related party	(350,000)	(6,509,307)	(60,000)
Proceeds received from sale of mortgage loans to:
Vestin Fund II, LLC	—	13,111,987	13,136,674
Vestin Group, Inc.	—	4,500,000	996,000
Other related party	—	290,938	4,114,973
Proceeds from loan payoff	35,011,486	35,078,803	54,905,439
Sales of investments in mortgage loans	5,528,138	1,030,000	8,457,865
Cash outlays for real estate held for sale	(5,350,581)	—	—
Proceeds from sale of investment in real estate	—	1,600,000	—
Proceeds from certificates of deposit	875,000	—	225,000

Net cash provided (used) by investing activities	(3,759,282)	16,854,274	4,941,235

Cash flows from financing activities:
Payment on note payable	(2,000,000)	—	—
Members’ distributions, net of reinvestments	(4,240,873)	(8,048,762)	(5,277,711)
Members’ withdrawals	(8,562,696)	(10,347,585)	(10,329,154)

Net cash used in financing activities	(14,803,569)	(18,396,347)	(15,606,865)

NET CHANGE IN CASH	(3,878,051)	10,945,213	2,364,072
Cash, beginning of period	13,707,547	2,762,334	398,262

Cash, ending of period	$9,829,496	$13,707,547	$2,762,334

Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Deferred offering costs paid by manager	$—	$124,694	$83,631

Change in loans funded through secured borrowing	$14,189,309	$13,686,349	$6,637,370

Real estate held for sale acquired through foreclosure	$6,580,521	$36,920,348	$1,541,258

Reduction in Note Payable to Fund II due to valuation allowance on real estate held for sale	$454,989	$—	$—

Investment in mortgage loans on real estate acquired for investments in real estate held for sale	$—	$478,829	$—

Note receivable related to capital contribution by Manager	$—	$723,763	$—

In substance payoff of payable to Manager related to capital contribution by Manager	$—	$876,237	$—

Sale of rights to receive proceeds of guarantee	$—	$3,084,000	$—

Loans rewritten with same or similar property as collateral	$5,758,755	$14,348,227	$—

Note receivable received from guarantor in exchange for release of guarantee	$119,299	$—	$—

Sale of real estate held for sale where we provide the financing	$7,910,491	$—	$—

The accompanying notes are an integral part of these statements.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Vestin Fund I, LLC, a Nevada limited liability company, is primarily engaged in the business of mortgage lending. We invest in loans secured by real estate through deeds of trust and mortgages. We were organized on December 14, 1999 and will continue until December 31, 2019 unless dissolved prior or extended thereto under the provisions of its operating agreement.

On August 23, 2000, our Form S-11/A filed with the Securities and Exchange Commission became effective for the initial public offering of 10,000,000 units at $10 per unit. Consequently, we commenced operations on September 1, 2000. By June 2001, we had sold all of the 10,000,000 Units offered pursuant to its registration statement. No additional Units will be sold, however, current members may continue to participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units at $10.00 per Unit. As of September 30, 2003, an additional 779,092 Units have been purchased under this plan. Additionally, we issued 100,000 units to its Manager for offering costs paid by them to unrelated third parties on our behalf.

Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq SmallCap Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group, Inc. is engaged in asset management, real estate lending and other financial services and has originated over $1.8 billion in real estate loans. The operating agreement provides that the Manager controls our daily operations; including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund II, LLC, (“Fund II”), Vestin Fund III, LLC, (“Fund III”) and inVestin Nevada, Inc., entities in the similar business as us.

In June 2002, we changed our fiscal year end from December 31 to September 30. Unaudited financial statements for the 12 months ended September 30, 2002 are shown for comparative purposes.

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

Income Taxes

Income tax effects resulting from our operations pass through to our members individually and, accordingly, no provision for income taxes is included in the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with a liquidation provision of one month or less.

Investment in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

We also invest in mortgage loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2004, we had investments mortgage loans that had interest reserves where the total outstanding principal totaled approximately $150.7 million. These loans had interest reserves of approximately $7.9 million. Our investments in these loans approximated $18.2 million. At September 30, 2003, we had investments mortgage loans that had interest reserves where the total outstanding principal totaled approximately $79.5 million. These loans had interest reserves of approximately $4.5 million. Our investments in these loans approximated $12.8 million.

Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. We do not recognize interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investment in mortgage loans for estimated credit losses in our investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the property is sold.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Real Estate Held For Sale – Seller Financed

Seller financed real estate held for sale includes real estate acquired through foreclosure and resold to independent third parties where we have provided the financing and the borrower has not met certain criteria in accordance with

Statement of Financial Accounting Standards (FAS) No. 66. FAS 66 requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the real estate is retained as real estate held for sale.

Secured Borrowings

As of September 30, 2004, we had secured borrowings of $6.1 million related to intercreditor agreements with various loan participants (“Investors”). Pursuant to the intercreditor agreements, the Investor may invest in certain loans with Vestin Mortgage, Fund II, Fund III and us (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements gives the Lead Lenders the right to either (i) continue to remit to the investor the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the investor; or (iii) repurchase the participation from the investor for the outstanding balance of the participation plus accrued interest.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board’s Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of our financial assets. The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a)	Certificate of Deposits and Short Term Investments: The carrying amount of these instruments are at amortized cost which approximates fair value.

(b)	Investment in Mortgage Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans, which are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the current carrying value.

(c)	Assets under Secured Borrowing. The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

Net Income Allocated to Members

Net income allocated to members is computed by dividing income available to members by the weighted average number of membership units outstanding for the year.

Segments

We operate as one business segment.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation.

NOTE B — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of September 30, 2004 and 2003, we have $11,205,000 and $13,983,000, respectively, in excess of the federally insured limits.

As of September 30, 2004, 40% of our mortgage loans were in Nevada compared to 33.9% at September 30, 2003 and 7% of our mortgage loans were in Hawaii compared to 21.1% at September 30, 2003. Additionally, as of September 30, 2004, 20% of our mortgage loans were in Arizona compared to 9% at September 30, 2003 and 20% of our mortgage loans were in California compared to 11% at September 30, 2003. As a result of this geographical concentration of our mortgage loans, a downturn in the local real estate markets in Nevada, Arizona, Hawaii and/or California could have a material adverse effect on us.

At September 30, 2004, the aggregate amount of loans to our three largest borrowers represented 32% of our total investment in mortgage loans. These mortgage loans consisted of construction and bridge loans, located in Arizona, Nevada and Hawaii, with a first lien position, earning between 5% and 14%, outstanding balances of approximately $18,733,000. At September 30, 2003, the aggregate amount of loans to our three largest borrowers represented 23% of our total mortgage loans. These mortgage loans consisted of construction and bridge loans, located in Hawaii and Nevada, with a first lien position, earning between 10.5% and 14.0%, outstanding balances of approximately $12,006,000 and maturing from March 2004 through August 2005. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

At September 30, 2004, there were two loans with balances of approximately $6.7 million and $7.9 million representing 11.4% and 13.5%, respectively, of our total investment in mortgage loans. These mortgage loans consist of construction and bridge loans, located in Arizona and Nevada, with a first lien position, earning 5% and 10%, respectively. At September 30, 2003, there were no such borrowers having an aggregate amount of 10% or greater of our total mortgage loans.

Most of our mortgage loans will require the borrower to make a balloon payment of the principal at maturity. The success of a borrower’s ability to repay our mortgage loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE C — INVESTMENT IN MORTGAGE LOANS

We have six mortgage loan products consisting of land, construction, commercial building, bridge, residential, and acquisition and development loans. Mortgage loans have effective interest rates ranging from 5.0% to 14.0% and 5.5% to 14.5% at September 30, 2004 and 2003, respectively. Revenue by product will fluctuate based upon relative balances during the period.

Investments in mortgage loans as of September 30, 2004 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance(1)	Interest Rate	Percentage	To Value(2)
Acquisition and development	10	$18,810,500	9.71%	32.02%	63.01%
Bridge	9	8,687,165	10.65%	14.79%	49.98%
Commercial	8	12,932,116	12.22%	22.01%	77.19%
Construction	4	12,181,975	7.64%	20.74%	76.81%
Land	4	6,133,890	12.64%	10.44%	71.42%

	35	$58,745,646	10.28%	100.00%	67.94%

Investments in mortgage loans as of September 30, 2003 are as follows:

	Number		Weighted
Loan	of		Average	Portfolio	Loan
Type	Loans	Balance(1)	Interest Rate	Percentage	To Value(2)
Acquisition and development	4	$11,436,435	11.70%	20.35%	55.79%
Bridge	7	8,035,547	12.14%	14.30%	60.50%
Commercial	22	23,210,297	11.82%	41.30%	67.52%
Construction	6	11,510,498	12.66%	20.48%	56.77%
Land	5	1,839,922	11.84%	3.27%	53.62%
Residential	1	168,000	12.50%	0.30%	70.00%

	45	$56,200,699	12.02%	100.00%	61.48%

(1) The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where we provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	September 30, 2004	September 30, 2003
	Balance	Balance
Balance per Loan Portfolio	$58,745,646	$56,200,699
Less:
Seller financed loans included in real estate held for sale	(10,801,448)	(4,006,082)
Allowance for Loan Losses	(600,000)	(500,000)

Balance per Balance Sheet	$47,344,198	$51,694,617

(2) Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

	September 30,
	2004	Portfolio	September 30, 2003	Portfolio
Loan Type	Balance***	Percentage	Balance***	Percentage
First mortgages	$57,830,608	98.44%	$56,200,699	100.00%
Second mortgages(3)	915,038	1.56%	—	—%

	$58,745,646	100.00%	$56,200,699	100.00%

*** Please see footnote (1) above

(3) All of our second mortgages are junior to a first trust deed position held by either us or our Manager.

The following is a schedule of maturities of investments in mortgage loans as of September 30, 2004:

2004	$11,345,360
2005	24,961,335
2006	14,528,461
2007	7,910,490

$58,745,646

The following is a schedule by geographic location of investments in mortgage loans:

	September 30, 2004	Portfolio	September 30, 2003	Portfolio
	Balance***	Percentage	Balance***	Percentage
Arizona	$11,681,908	19.89%	$4,887,202	9.36%
California	11,475,286	19.53%	5,751,298	11.02%
Colorado Colorado	—	—	163,333	0.31%
Florida	—	—%	115,450	0.22%
Hawaii	4,138,662	7.05%	10,992,254	21.06%
Nevada	23,236,940	39.56%	21,698,057	33.90%
New Mexico	—	—	168,000	0.32
New York	3,320,000	5.65%	2,000,000	3.83%
North Carolina	89,942	0.15%	—	—
Ohio	—	—	400,000	0.77%
Oklahoma	996,000	1.70%	—	—
Texas	1,727,592	2.94%	6,080,095	11.65
Utah	1,503,316	2.56%	3,369,010	6.46%
Washington	576,000	0.97%	576,000	1.76%

	$58,745,646	100.00%	$56,200,699	100.00%

*** Please see footnote (1) above.

At September 30, 2004, five of our loans totaling $11.2 million were non-performing (more than 90 days past due on interest payments) or past due on principal. These loans have been placed on non-accrual of interest status. Our Manager has commenced foreclosure proceedings on these loans and has evaluated all of these loans and concluded that the underlying collateral is sufficient to protect us against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

	Balance at		Number of
	September 30,		Months Non-
Description of Collateral	2004	Maturity Date	Performing
Racetrack and hotel in Vernon Downs, NY	$3,320,000	6/25/2005	1
126 unit Ramada Inn Hotel in Mesquite, NV	2,140,267	06/18/2003	15
4 cemeteries and 8 mortuaries in Hawaii	4.138,662	3/31/2004	6
Commercial parcels of land in Rancho Cucamonga, CA, Palm Springs, CA, and Cathedral City, CA (a)	68,113	6/16/2004	3
473 acres of residential and commercial land in Utah	1,503,317	11/2/2001	21

	$11,170,359

(a) During October 2004 the borrower made the required principal and interest payments to bring this loan to current and performing status.

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

The following is a rollforward of the general allowance for loan losses for the year ended September 30, 2004:

	Balance at			Balance at
	September 30,			September 30,
Description	2003	Provisions	Deductions	2004
General Valuation Allowance	$500,000	$100,000	$—	$600,000

In addition to the above-mentioned loans, at September 30, 2004, our Manager had granted extensions on 10 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. The aggregate amount due to us from borrowers whose loans had been extended as of September 30, 2004 was approximately $6.9 million. At September 30, 2004, 7 such loans were performing with an outstanding balance of $3.2 million and 3 such loans were non-performing with a balance of $3.7 million. Our Manager concluded that no additional allowance for loan losses was necessary with respect to such loans.

NOTE D – REAL ESTATE HELD FOR SALE

At September 30, 2004, we held 9 properties with a total carrying value of $15.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a rollforward of investments in real estate held for sale for the three months ended September 30, 2004:

		Percentage	Balance at
	Date	of	September
Description	Acquired	Ownership	30, 2003	Acquisitions	Sales
Custom residential property located in Santa Fe, New Mexico	3/4/2003	93%	$1,191,055	$—	$—
40 acres of land containing 354 residential lots in Henderson, Nevada (2)	2/28/2003	66%	6,917,600	—	(1,505,297)
A 30-unit condominium complex in Las Vegas, Nevada	2/4/2003	17%	215,431	—	—
126 unit assisted living facility in Phoenix, Arizona (1)	9/8/2004	10%	—	1,525,340	—
460 acre residential sub-division in Lake Travis, Texas (1)	8/3/2004	34%	—	1,784,041	—
140 Unit/224 bed senior facility in Mesa, Arizona (1) (3)	05/26/04	14%	—	1,020,110	—
28 acres of raw land in Mesquite, Nevada (2)	11/27/2002	58%	2,304,130	—	(145,000)
Assisted living facility in Las Vegas, Nevada (2)	9/23/2004	48%	11,776,730	5,292,328	(8,344,896)
An approximate 200-unit apartment complex located in Las Vegas, Nevada (2)	1/27/2003	98%	112,312	58,254	(170,566)
Hotel/Casino in Las Vegas, Nevada (1) (3)	2/02/2004	27%	—	2,251,030	(119,299)

Total			$22,517,258	$11,931,103	$(10,285,058)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Reduction
	in Note	Transfer		Balance at
	Payable	Ownership	Valuation/	September
Description	Fund II	To Fund II	Loss on Sale	30, 2004
Custom residential property located in Santa Fe, New Mexico	$—	$—	$(138,792)	$1,052,263
40 acres of land containing 354 residential lots in Henderson, Nevada (2)	—	—	—	5,412,303
A 30-unit condominium complex in Las Vegas, Nevada	—	—	—	215,431
126 unit assisted living facility in Phoenix, Arizona (1)	—	—	—	1,525,340
460 acre residential sub-division in Lake Travis, Texas (1)	—	—	—	1,784,041
140 Unit/224 bed senior facility in Mesa, Arizona (1) (3)	—	—	—	1,020,110
28 acres of raw land in Mesquite, Nevada (2)	—	—	—	2,159,130
Assisted living facility in Las Vegas, Nevada (2)	(454,989)	(7,423,645)	(845,528)	—
An approximate 200-unit apartment complex located in Las Vegas, Nevada (2)	—	—	—	—
Hotel/Casino in Las Vegas, Nevada (1) (3)	—	—	(13,501)	2,118,230

Total	$(454,989)	$(7,423,645)	$(997,821)	$15,286,848

(1)	Foreclosures for the year ended September 30, 2004:

During February 2004, we foreclosed on two loans and took title to the collateral which consists of the Castaways hotel/casino on approximately 25 acres of land. No specific reserve was provided upon foreclosure based on the estimated underlying collateral value. We have 27% ownership in this property.

Through foreclosure proceedings in April 2004, we assumed ownership of a 140 Unit/224 bed senior facility in Mesa, Arizona. A receiver has been appointed and the business has continued operations. The property has been listed for sale and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of September 30, 2004. We have 14% ownership in this property.

During the three months ended September 30, 2004 we foreclosed on loan secured by a 460 acre residential sub-division in Lake Travis, Texas. Our Manager has evaluated the carrying value of the property and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of September 30, 2004. We have 34% ownership in this property.

During the three months ended September 30, 2004 we foreclosed on a loan secured by a 126 unit assisted living facility in Phoenix, Arizona. Our Manager has evaluated the carrying value of the property and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of September 30, 2004. We have 10% ownership in this property.

(2)	Sales of real estate held for sale for the year ended September 30, 2004:

On October 20, 2003, we sold an approximate 200 unit apartment complex to a third party. At that time the property was transferred to real estate held for sale – seller financed as further discussed below.

During September 2004 we and Fund II entered into an agreement to sell the remaining 29 acres of raw land in Mesquite, Nevada for $6.2 million. Prior to quarter end, $145,000 was released from escrow representing an early release of funds. The transaction will result in a net gain but will not be finalized for up to six months and the remaining proceeds received thereupon.

During July 2004 we sold 50 lots within the 40 acre subdivision in Henderson, Nevada for $1,505,397.

During July 2003, we foreclosed on our second mortgage on a partially completed assisted living facility located in Las Vegas, Nevada and obtained ownership to the property subject to the existing debt. Fund II also owned a fractional interest in the first deed of trust totaling $4.6 million but did not participate in the foreclosure. During the three months ended September 30, 2004, we sold the property for approximately $11.5 million. At the time of the sale, we transferred to Fund II its pro-rata interest in the property. Since we and Fund II provided the financing and the borrower did not meet the minimum equity requirement to be treated as a sale under GAAP, the property remains as an asset under real estate held for sale – seller financed.

(3)	Real estate held for sale sold subsequent to quarter end:

During October 2004, we and Fund II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $5,825,132. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $119,299 which is based on a discount rate of 8%. The transaction resulted in a loss of $13,501 which is reflected in our valuation adjustments for the year ended September 30, 2004.

During November 2004, we and Fund II sold the 140 Unit/224 bed senior facility in Mesa, Arizona for of which our net proceeds totaled $1,027,855. We received cash of $160,206 and held back a promissory note and first deed of trust totaling $867,679. This transaction resulted in a loss of $12,688 which will be reflected in the quarter ended December 31, 2004.

During November 2004, we and Vestin Group, Inc. and affiliates sold a 30-unit condominium complex in Las Vegas, Nevada for of which our net proceeds totaled $1,990,353. We received cash of $396,603 and held back a promissory note and first deed of trust totaling $1,593,750. This transaction resulted in a gain of $114,315 which will be reflected in the quarter ended December 31, 2004.

Foreclosures subsequent to year end:

During October 2004, we foreclosed and took title to 32% of a 126 unit Ramada Inn Hotel in Mesquite, NV. Fund II owns the other 68% Our Manager has evaluated the carrying value of $2,140,267 and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of the date of foreclosure.

NOTE E – REAL ESTATE HELD FOR SALE-SELLER FINANCED

At September 30, 2004, we held 5 properties with a total carrying value of $10.8 million which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Fund I, the Manager, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a rollforward of seller financed real estate held for sale for the three months ended September 30, 2004:

		Percentage	Balance at			Valuation/	Balance at
	Date	of	September			Other	September 30,
Description	Acquired	Ownership	30, 2003	Acquisitions	Sales	Adjustments	2004
An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	98%	$—	$170,565	$—	$—	$170,565
An uncompleted golf course in Mesquite, Nevada	11/6/2002	36%	2,171,813	—	—	(696,995)	1,474,818
36 acres of raw land in Mesquite, Nevada	11/27/2002	42%	492,006	—	—	(157,894)	334,112
Assisted living facility in Las Vegas, Nevada (1)	9/23/2004	48%	—	7,910,491	—	—	7,910,491
Raw land in Mesquite, Nevada	11/27/2002	41%	1,342,263	—	—	(430,801)	911,462

			$4,006,082	$8,081,056	$—	$(1,285,690)	$10,801,448

NOTE F — NOTE RECEIVABLE

As of September 30, 2004, note receivable consisted of a promissory note totaling $160,000 which is discounted to a present value of $119,299 as further discussed in Note D.

NOTE G – SECURED BORROWINGS

As of September 30, 2004 and 2003, we have approximately $6,134,000 and $20,324,000, respectively, in secured borrowings pursuant to an intercreditor agreement with the related amounts included in assets under secured borrowing. For the years ended September 30, 2004 and 2003, we recorded interest expense of $1,777,000 and $1,121,000, respectively, related to the secured borrowing.

NOTE H — MEMBERS’ EQUITY

1.	Membership Units

As of September 30, 2004, the Manager had contributed $1,000,000 to us in connection with offering costs incurred on behalf of us in return for 100,000 units.

2.	Allocations and Distributions

In accordance with the operating agreement, our profits, gains and losses are to be credited to and charged against each member in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Interest received on mortgage loans net of expenses, is distributed monthly to members, members may elect to reinvest their distributions.

Distributions of proceeds from the repayment of principal on a mortgage loan will be made to the members pro rata based on their capital accounts.

3.	Working Capital Reserves

We are required by the operating agreement to maintain working capital reserves of approximately 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of its working capital. Working capital reserves of up to 3% in cash or cash equivalents, short-term investments and certificates of deposit are excluded from the funds committed to mortgage investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

NOTE I – RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our Manager is entitled to receive from us a management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. The amount of management fees reported to our Manager for the fiscal years ended September 30, 2004 and 2003 approximated $255,000 and $253,000, respectively.

As of September 30, 2004 and September 30, 2003, we owed our Manager approximately $652,000 and $362,000, respectively, generally for foreclosure and property maintenance costs advanced on our behalf and distributions due related to units owned by our Manager.

As of September 30, 2004, Vestin Mortgage had an investment in us of approximately $1.0 million, which consists of certain costs paid on our behalf related to the registration and start-up costs. Vestin Mortgage has received 100,000 units from us related to this investment.

From time to time we may acquire or sell investments in mortgage loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

During the year ended September 30, 2003, we purchased $479,000 in mortgage loans from our Manager.

Transactions with the Funds

As of June 30, 2004 we owed Fund II approximately $1,470,000 primarily related to payments made on our behalf for the maintenance of real estate owned.

During the year ended September 30, 2003 we purchased $14,469,950 in mortgage loans from Fund II. During the same period we sold $27,460,214 in mortgage loans to Fund II.

Transactions with other related parties

During the years ended September 30, 2004 and 2003, we purchased a mortgage loan in the amount of $350,000 and $6,509,307, respectively from a company wholly-owned by our Manager’s Chief Executive Officer. Also, during the same period, we sold $290,938 in mortgage loans to the same party.

During the year ended September 30, 2003 we sold $4,500,000 in loans to Vestin Group, Inc.

During the year ended September 30, 2004 we paid $4,967 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

NOTE J — REVENUE RELATED TO THE SALE OF REAL ESTATE

We received a promissory note in the amount of $4,666,667 in lieu of cash from an unaffiliated party in connection with the sale of real estate located in the City of Mesquite, Nevada. The note required monthly interest payments at a rate of 8.5% per annum and had an original maturity date of June 13, 2005. In addition, we loaned $0.9 million to the unaffiliated party and received a mortgage note with an original maturity date of June 13, 2004 in connection with the sale. We were using the cost recovery method of accounting for the transaction. Accordingly, the Company did not recognize any income on the $4.7 million note until the principal balance of both notes were paid in full which occurred in the first calendar quarter of 2004. Under the cost recovery method, interest payments received by the Company in excess of the principal balance are not recorded as income until such time as the note is paid off. In February 2004, both notes were paid off and the Company recorded the $4.7 million as revenue related to the sale of real estate related to the original note and $0.3 million in interest income related to interest payments received prior to loan payoff.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). In December 2003, the FASB issued FASB Interpretation No. 46R, which served to clarify guidance in FIN No. 46. The FASB deferred the effective date for applying the provisions of FIN No. 46 for certain variable interest entities to periods ending after March 15, 2004. The implementation of FIN No. 46, as revised, had no impact on our financial statements.

NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

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

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. We are not a party to the Action.

Our Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of their business activities. The Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Manager’s net income in any particular period.

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund II and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of December 14, 2004. We believe we have complied with SEC disclosure requirements and have cooperated with the inquiry. We cannot at this time predict the outcome of the inquiry.

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intends to defend them vigorously. We believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

NOTE N — REDEMPTION LIMITATION

In order to comply with our operating agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of September 30, 2004, redemptions made since inception totaled $30.4 million. Balances in members’ capital accounts for as of January 1, 2004 was $89.5 million, which would limit redemptions to $9.0 million for calendar 2004. As of September 30, 2004, we had paid approximately $7.7 million in redemptions in 2004, and had $1.2 million in redemptions that remain to be fulfilled in 2004. As of September 30, 2004, requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, $4.3 million in 2011, and $3.9 million in 2012 had been logged.

NOTE O – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following schedule is a selected quarterly financial date for fiscal year ended September 30, 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$2,048,148	$6,831,323	$1,965,319	$1,821,410	$12,666,200
Expenses	1,260,541	953,926	718,824	1,165,854	4,099,145

Net income	$787,607	$5,877,397	$1,246,495	$655,556	$8,567,055

Net income allocated to members per weighted average membership units	$0.09	$0.68	$0.15	$0.08	$1.03

Weighted average membership units	9,110,711	8,664,702	8,311,724	8,385,189	8,339,404

The following schedule is a selected quarterly financial date for fiscal year ended September 30, 2003:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$2,656,246	$2,512,144	$2,642,236	$2,553,822	$10,364,448
Expenses	369,043	395,572	4,063,827	1,223,647	6,052,089

Net income	$2,287,203	$2,116,572	$(1,421,591)	$1,330,175	$4,312,359

Net income allocated to members per weighted average membership units	$0.23	$0.22	$(0.15)	$0.14	$0.76

Weighted average membership units	9,920,256	9,838,467	9,553,031	9,270,833	9,668,310

NOTE P — SUBSEQUENT EVENTS

On December 7, 2004 Vestin Group filed a Form 8-K with the SEC announcing that effective January 1, 2005, John Alderfer will assume the responsibilities of Chief Financial Officer and treasurer of Vestin Group, succeeding Lance Bradford. John Alderfer will function as the equivalent of our Chief Financial Officer.

Real estate held for sale sold subsequent to quarter end:

During October 2004, we and Fund II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $5,825,132. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $119,299 which is based on a discount rate of 8%. The transaction resulted in a loss of $13,501 which is reflected in our valuation adjustments for the year ended September 30, 2004.

During November 2004, we and Fund II sold the 140 Unit/224 bed senior facility in Mesa, Arizona for of which our net proceeds totaled $1,027,855. We received cash of $160,206 and held back a promissory note and first deed of trust totaling $867,679. This transaction resulted in a gain of $1,547 which will be reflected in the quarter ended December 31, 2004.

During November 2004, we and Vestin Group, Inc. and affiliates sold a 30-unit condominium complex in Las Vegas, Nevada for of which our net proceeds totaled $1,990,353. We received cash of $396,603 and held back a promissory note and first deed of trust totaling $1,593,750. This transaction resulted in a gain of $114,315 which will be reflected in the quarter ended December 31, 2004.

Foreclosures subsequent to year end:

During October 2004, we foreclosed and took title to 32% of a 126 unit Ramada Inn Hotel in Mesquite, NV. Fund II owns the other 68% Our Manager has evaluated the carrying value of $2,140,267 and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of the date of foreclosure.

Schedule I

Vestin Fund I, LLC

MORTGAGE LOANS ON REAL ESTATE

MORTGAGE LOAN ROLLFORWARD

Balance, December 31, 2000	39,376,619
Additions during the period
New mortgage loans	136,896,686
Mortgage loans bought	—
Deductions during the period
Collections of principal	25,669,492
Foreclosed loans (Real estate held for sale)	—
Mortgage loans sold	53,375,657

79,045,149

Balance, December 31, 2001	97,228,156

Additions during the period
New mortgage loans	40,070,662
Mortgage loans bought	60,000
Deductions during the period
Collections of principal	33,438,414
Foreclosed loans (Real estate held for sale)	1,541,258
Mortgage loans sold	11,187,838

46,167,510

Balance, September 30, 2002	$91,191,308

Additions during the period
New mortgage loans	36,814,532
Mortgage loans bought	21,359,660
Mortgage loans transferred	4,149,318
Deductions during the period
Collections of principal	35,078,802
Foreclosed loans (Real estate held for sale)	32,960,248
Mortgage loans sold	33,281,151

101,320,201

Balance, September 30, 2003	$52,194,617

Additions during the period
New mortgage loans	42,733,616
Mortgage loans bought	2,848,464
Deductions during the period
Collections of principal	38,341,187
Foreclosed loans (Real estate held for sale)	5,963,174
Mortgage loans sold	5,528,138

(4,250,419)

Balance, September 30, 2004	$47,944,198

Schedule II

Vestin Fund I, LLC

MORTGAGE LOANS ON REAL ESTATE

MORTGAGE LOANS BY TYPE OF PROPERTY

As of September 30, 2004:

			Carrying		Amount
		Face Amount of	amount of	Maturity	Subject to
Type of Property	Interest Rate	Mortgage	mortgage	Date	Delinquency
Acquisition and Development	8%-14%	$159,191,000	$18,810,500	2/05-3/06	$1,503,317
Construction	5%-14%	$31,529,136	$12,181,975	5/05-9/07	$2,140,267
Commercial	10%-14%	$82,535,000	$12,932,116	11/04-7/05	$—
Land	12%-14%	$34,379,000	$6,133,890	3/05-7/05	$—
Bridge	10%-13%	$36,131,000	$8,687,165	10/04-4/06	$7,526,775

As of September 30, 2003:

			Carrying		Amount
		Face Amount of	amount of	Maturity	Subject to
Type of Property	Interest Rate	Mortgage	mortgage	Date	Delinquency
Commercial	5.5%-14%	$222,160,000	$23,210,297	12/02-6/05	$4,750,000
Construction	12%-14.5%	$88,150,000	$11,510,498	11/01-8/05	$3,847,345
Acquisition and Development	12%-14%	$76,700,000	$7,430,353	2/02-9/04	$3,369,010
Land	10%-13%	$14,859,500	$1,839,922	3/01-6/04	$220,780
Bridge	11%-14%	$73,565,000	$8,035,547	7/03-6/05	$816,155
Residential	12.5%	$168,000	$168,000	8/03-8/04	$—

Schedule III

Vestin Fund I, LLC

MORTGAGE LOANS ON REAL ESTATE

MORTGAGE LOANS BY LIEN POSITION

As of September 30, 2004:

			Carrying		Amount
	Face Amount of		amount of	Maturity	Subject to
Lien Position	Mortgage	Interest Rate	mortgage	Date	Delinquency
1st	$340,940,136	5.0%-14%	$57,830,608	10/04-9/04	$11,170,358
2nd	$2,825,000	10.0%-13.0%	$915,038	12/04-3/05	$—

As of September 30, 2003:

Amount
	Face Amount of	Interest	Carrying amount	Maturity	Subject to
Lien Position	Mortgage	Rate	of mortgage	Date	Delinquency
1st	$475,602,500	5.5%-14.5%	$52,194,617	2/02-8/05	$13,003,290
2nd	$—	—	$—	—	$—

Schedule IV

Vestin Fund I, LLC

MORTGAGE LOANS ON REAL ESTATE

MORTGAGE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of September 30, 2004:

					Carrying	Amount
Description	Interest	Maturity	Lien	Face Amount of	Amount of	Subject to
of Loan	Rate	Date	Position	Mortgage	Mortgage	Delinquency
Land	14.00%	7/21/05	1st	$8,645,000	$1,500,000	$—
Acquisition and Development	14.00%	2/1/02	1st	$7,000,000	$1,503,317	$1,503,317
Acquisition and Development	13.00%	4/22/05	1st	$20,000,000	$1,781,932	$—
Construction	11.00%	5/21/05	1st	$6,000,000	$2,000,000	$—
Construction	14.00%	6/18/03	1st	$6,705,000	$2,140,267	$2,140,267
Acquisition and Development	9.00%	1/13/05	1st	$30,000,000	$2,231,507	$—
Land	12.00%	12/18/04	1st	$12,365,000	$2,308,110	$—
Acquisition and Development	8.00%	8/15/05	1st	$9,500,000	$2,720,391	$—
Commercial	11.00%	7/14/05	1st	$12,500,000	$3,000,000	$—
Bridge	11.00%	6/30/05	1st	$26.000.000	$3,320,000	$3,320,000
Bridge	10.00%	3/30/06	1st	$35,000,000	$3,672,128	$—
Acquisition and Development	8.00%	1/25/06	1st	$35,000,000	$4,105,958	$—
Bridge	14.00%	3/31/04	1st	$34,000,000	$4,138,662	$4,138,662
Bridge	10.00%	4/30/06	1st	$15,000,000	$6,684,000	$—
Construction	5.00%	6/28/05	1st	$15,334,136	$7,910,491	$—

As of September 30, 2003:

					Carrying	Amount
Description	Interest	Maturity	Lien	Face Amount of	Amount of	Subject to
of Loan	Rate	Date	Position	Mortgage	Mortgage	Delinquency
Commercial	7.00%	6/14/05	1st	$2,000,000	$2,000,000	$2,000,000
Commercial	14.00%	4/6/03	1st	$8,400,000	$2,500,000	$2,500,000
Commercial	12.00%	11/27/03	1st	$8,000,000	$1,799,950	$—
Commercial	12.00%	11/27/03	1st	$29,000,000	$2,079,484	$—
Commercial	14.00%	3/31/04	1st	$34,000,000	$4,138,662	$—
Bridge	11.00%	6/30/03	1st	$23,000,000	$2,000,000	$—
Bridge	12.50%	8/19/04	1st	$20,500,000	3,398,779	$—
Acquisition and Development	14.00%	2/1/02	1st	$7,000,000	$3,369,010	$3,369,010
Acquisition and Development	14.00%	6/28/03	1st	$32,000,000	$2,759,100	$—
Construction	14.00%	11/18/01	1st	$4,500,000	$2,083,050	$2,083,050
Construction	14.50%	6/18/03	1st	$6,700,000	$2,140,270	$—
Construction	14.50%	6/8//03	1st	$6,100,000	$1,764,295	$1,764,295
Construction	13.50%	8/13/04	1st	$51,450,000	$4,468,942	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund I, LLC
By:	Vestin Mortgage, Inc., its sole manager

By:	/s/ Michael V. Shustek

Michael V. Shustek
Chief Executive Officer and Director of the Manager
(Principal Executive Officer of Manager)

By:	/s/ Lance K. Bradford

Lance K. Bradford
Chief Financial Officer of the Manager

Dated: December 14, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization, as amended

3.2(2)	Third Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

10.1	Assignment Agreement, dated January 23, 2004, by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund

10.2	Intercreditor Agreement, dated January 17, 2003, by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Western United Life Assurance Company

10.3	Intercreditor Agreement, dated April 22, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund

10.4	Intercreditor Agreement, dated June 24, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund

10.5	Participation Agreement, dated May 13, 2004, by and among Vestin Fund I, LLC, Vestin Fund II, LLC, Vestin Fund III, LLC and Royal Bank of America

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on March 17, 2000 (File No. 333-32800).

(2)	Incorporated herein by reference to Post-Effective Amendment No. 2 to our Form S-11 Registration Statement filed on April 6, 2001 (File No. 333-32800).