Form 10-Q
period 2004-12-31
VESTIN FUND I LLC
filed 2005-02-09
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Transition Period From To

COMMISSION FILE NUMBER 333-32800

VESTIN FUND I, LLC

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0446244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8379 West Sunset Road, Las Vegas, Nevada (Address of Principal Executive Offices)	89113 (Zip Code)

Registrant’s Telephone Number:

702.227.0965

      Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☑          No ☐

      As of January 31, 2005, the Issuer had 7,619,193 of its Units outstanding.

Vestin Fund I, LLC

BALANCE SHEETS

	December 31,	September 30,
	2004	2004

	(Unaudited)
ASSETS
Cash	$20,210,097	$9,829,496
Certificates of deposit	300,000	300,000
Interest and other receivables	601,803	1,327,089
Note receivable	119,299	119,299
Real estate held for sale	11,645,181	15,286,848
Real estate held for sale — seller financed	10,801,448	10,801,448
Investment in mortgage loans, net of allowance for loan losses of $600,000 at December 31, 2004, and September 30, 2004	41,027,038	47,344,198
Assets under secured borrowings	3,176,808	6,134,410

	$87,881,674	$91,142,788

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$—	$351,205
Due to Manager	778,247	652,312
Due to Vestin Group	—	4,822
Due to Vestin Fund II	1,504,169	1,469,743
Secured borrowings	3,176,808	6,134,410
Deferred income	426,737	251,742

Total liabilities	5,885,961	8,864,234

Members’ equity — authorized 10,000,000 units, 8,293,352 units and 8,354,057 units issued at $10 per unit and outstanding at December 31, 2004, and September 30, 2004, respectively	81,995,713	82,278,554

Total members’ equity	81,995,713	82,278,554

Total liabilities and members’ equity	$87,881,674	$91,142,788

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

STATEMENTS OF INCOME

	For the Three Months Ended

	December 31,	December 31,
	2004	2003

	(Unaudited)
Revenues
Interest income from investment in mortgage loans	$1,174,907	$1,818,890
Loan fees	—	72,233
Gain on sale of real estate held for sale	1,049,031	—
Other income	86,096	157,025

Total revenues	2,310,034	2,048,148
Operating expenses
Management fees	63,796	63,796
Provision for loan losses	—	100,000
Interest expense	131,740	495,072
Loss on sale of real estate held for sale	11,121	—
Write down on real estate held for sale	277,992	521,378
Expenses related to real estate held for sale	149,471	57,725
Professional fees	100,954	21,215
Other	707	1,355

Total operating expenses	735,781	1,260,541

NET INCOME	$1,574,253	$787,607
Net income allocated to members	$1,574,253	$787,607

Net income allocated to members per weighted average membership units	$0.19	$0.09

Weighted average membership units	8,332,817	9,110,711

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

STATEMENT OF MEMBERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

	Units	Amount

	(Unaudited)
Members’ equity at September 30, 2004	8,354,057	$82,278,554
Distributions	—	(1,250,041)
Reinvestments of distributions	18,111	181,109
Members’ redemptions	(78,816)	(788,162)
Net income	—	1,574,253

Members’ equity at December 31, 2004	8,293,352	$81,995,713

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

STATEMENTS OF CASH FLOWS

	For the Three Months Ended

	December 31,	December 31,
	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net income	$1,574,253	$787,607
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of real estate held for sale	277,992	521,378
Loss on sale of real estate held for sale	11,121	—
Gain on sale of real estate held for sale	(1,049,031)	—
Provision for loan losses	—	100,000
Change in operating assets and liabilities:
Interest and other receivables	725,286	124,548
Due to Manager	125,935	(111,462)
Due to related parties	20,645	(409,474)
Accounts payable	(351,205)	(21,734)
Deferred income	174,995	71,632

Net cash provided by operating activities	1,509,991	1,062,495

Cash flows from investing activities:
Purchase of investments in mortgage loans	(459,219)	(10,627,485)
Purchase of investments in mortgage loans from other related party	—	(350,000)
Payments related to real estate held for sale	—	(306,259)
Proceeds from loan payoff	5,503,792	11,808,547
Proceeds from sale of investment in real estate	5,683,131	—
Repayment of secured borrowing	—	(58,254)
Purchase of certificates of deposit	—	(9,711)

Net cash provided by investing activities	10,727,704	456,838

Cash flows from financing activities:
Members’ distributions, net of reinvestments	(1,068,932)	(1,019,767)
Members’ withdrawals	(788,162)	(839,964)

Net cash used in financing activities	(1,857,094)	(1,859,731)

NET CHANGE IN CASH	10,380,601	(340,398)
Cash, beginning of period	9,829,496	13,707,547

Cash, ending of period	$20,210,097	$13,367,149

Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Change in loans funded through secured borrowing	$2,957,602	$13,125

Real estate held for sale acquired through foreclosure	$2,149,226	$4,080,687

Loans rewritten with same or similar property as collateral	$867,680	$559,457

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Unaudited)

NOTE A — ORGANIZATION

      We operate as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We were organized in December 1999 and commenced our business operations in June 2001. We will continue our operations until December 31, 2019 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company’s operating agreement. Our manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). In January 2005, Vestin Group received notice from NASDAQ that it no longer meets the minimum requirements for continued listing on the Nasdaq SmallCap Market. On February 2, 2005, Vestin Group was notified that the NASD’s OTC Compliance Unit has requested further information regarding the application to include Vestin Group’s common stock for quotation on the OTC Bulletin Board (“OTCBB”). Accordingly, Vestin Group’s common stock has not started trading on the OTCBB, and Vestin Group can give no assurance as to if and when the application to the OTCBB will be approved. Vestin Group’s common stock has been delisted from The Nasdaq SmallCap Market. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this quarterly report, from time to time, we will refer to our company, Vestin Fund I, LLC, as the “Company.”

      We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, New York, and Nevada. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

      Vestin Mortgage, Inc. is also the manager of Vestin Fund II, LLC, (“Fund II”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., entities that are in a business similar to us.

      The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in our annual report on Form 10-K for the year ended September 30, 2004.

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

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

      We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment in our investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the asset is disposed of.

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

5.	REAL ESTATE HELD FOR SALE — SELLER FINANCED

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

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	SECURED BORROWINGS

      Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Intercreditor Agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

NOTE C — INVESTMENTS IN MORTGAGE LOANS

      Investments in mortgage loans as of December 31, 2004 are summarized below:

	Number		Weighted
	of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	11	$18,776,159	9.40%	35.81%	65.20%
Bridge	6	7,160,630	10.18%	13.66%	50.85%
Commercial	7	12,356,116	12.13%	23.57%	77.99%
Construction	2	8,001,691	5.11%	15.26%	84.46%
Land	4	6,133,890	12.65%	11.70%	71.42%

	30	$52,428,486	9.88%	100.00%	69.92%

      Investment in mortgage loans as of September 30, 2004 are summarized below:

	Number		Weighted
	of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)

Acquisition and development	10	$18,810,500	9.71%	32.02%	63.01%
Bridge	9	8,687,165	10.65%	14.79%	49.98%
Commercial	8	12,932,116	12.22%	22.01%	77.19%
Construction	4	12,181,975	7.64%	20.74%	76.81%
Land	4	6,133,890	12.65%	10.44%	71.42%

	35	$58,745,646	10.28%	100.00%	67.94%

(1)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where we provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

meets these requirements, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	December 31, 2004	September 30, 2004
	Balance	Balance

Balance per loan portfolio	$52,428,486	$58,745,646
Less:
Seller financed loans included in real estate held for sale	(10,801,448)	(10,801,448)
Allowance for loan losses	(600,000)	(600,000)

Balance per Accompanying Balance Sheet	$41,027,038	$47,344,198

(2)	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

	December 31, 2004	Portfolio	September 30, 2004	Portfolio
Loan Type	Balance*	Percentage	Balance*	Percentage

First mortgages	$52,270,636	99.70%	$57,830,608	98.44%
Second mortgages**	157,850	.30%	915,038	1.56%

	$52,428,486	100.00%	$58,745,646	100.00%

**	Generally, our second mortgages are junior to a first trust deed position held by either us or our Manager.

      The following is a schedule of contractual maturities of investments in mortgage loans as of December 31, 2004*:

2005	29,161,872
2006	14,528,461
2007	8,738,153

$52,428,486

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a schedule by geographic location of investments in mortgage loans:

	December 31, 2004	Portfolio	September 30, 2004	Portfolio
	Balance*	Percentage	Balance*	Percentage

Arizona	$12,549,587	23.94%	$11,681,908	19.89%
California	11,457,751	21.85%	11,475,286	19.53%
Hawaii	4,138,662	7.89%	4,138,662	7.05%
Nevada	17,609,690	33.59%	23,236,940	39.56%
New York	3,320,000	6.33%	3,320,000	5.65%
North Carolina	89,942	0.17%	89,942	0.15%
Oklahoma	1,236,701	2.36%	996,000	1.70%
Texas	1,665,557	3.18%	1,727,592	2.94%
Utah	360,596	.69%	1,503,316	2.56%
Washington	—	—%	576,000	0.97%

	$52,428,486	100.00%	$58,745,646	100.00%

*	Refer to footnote (1) above

      We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

      At December 31, 2004, five of our loans totaling $8.4 million were non-performing (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We have commenced foreclosure proceedings on these loans. Our Manager evaluated all of these loans and concluded that the underlying collateral is sufficient to protect us against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans which are summarized below:

	Balance at
	December 31,		Number of Months
Description of Collateral	2004	Maturity Date	Non-Performing

473 acres of residential and commercial land in Utah (1)	$360,596	11/02/2001	24
4 cemeteries and 8 mortuaries in Hawaii	4,138,662	03/31/2004	9
Racetrack and hotel in Vernon, NY	3,320,000	06/30/2005	4
25 acres tentatively mapped for 104 single family residential lots in Palm Springs, California	66,375	1/23/2006	2
Development of 400 single and multi-family residential lots in Cathedral City, California	503,333	04/20/2005	2

	$8,388,966

(1)	Non-performing loans sold subsequent to quarter end:

During February 2005, we received a payoff on the South Mountain, LLC property in Utah, including all delinquent interest, extension, and related fees. The borrowers had been making forbearance payments equal to 1% per month of the outstanding principal balance for 18 consecutive months on the property set for in an agreement by the courts.

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed of. As of December 31, 2004, we have provided a general allowance for loan losses of approximately $0.6 million. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our Members.

      The following is a roll-forward of the allowance for loan losses for the three months ended December 31, 2004:

	Balance at			Balance at
	September 30,			December 31,
Description	2004	Provisions	Deductions	2004

General Valuation Allowance	$600,000	$—	$—	$600,000
Specific allowance	—	—	—	—

Total	$600,000	$—	$—	$600,000

      In addition, our Manager had granted extensions on 10 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2004 was approximately $4.9 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

NOTE D — RELATED PARTY TRANSACTIONS

      For the three months ended December 31, 2004 and 2003, we recorded management fees to our Manager of approximately $64,000 for both periods. Additionally, for the three months ended December 31, 2004, we recorded pro rata distributions owed to our Manager of approximately $15,000 based upon the total of 100,000 units owned by our Manager.

      As of December 31, 2004 we owed Fund II approximately $1,504,000 primarily related to payments made on our behalf for the maintenance of real estate owned.

      As of December 31, 2004, we owed the Manager approximately $778,000 related to unpaid management fees, our Manager’s pro-rata share of distributions, and for expenses paid on our behalf related to the maintenance of real estate held for sale.

      From time to time we may acquire or sell investments in mortgage loans from/to the Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to maximize the use of our capital.

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During the three months ended December 31, 2003, we purchased $350,000 in investments in mortgage loans from a company wholly owned by our Chief Executive Officer.

NOTE E — REAL ESTATE HELD FOR SALE

      At December 31, 2004, we held 5 properties with a total carrying value of $11.2 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals or knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale for the three months ended December 31, 2004:

						Write Down
			Balance at			on Real	Balance at
	Date	Percentage of	September 30,			Estate Held	December 31,
Description	Acquired	Ownership	2004	Acquisitions	Sales	for Sale	2004

Custom residential property located in Santa Fe, New Mexico	3/4/2003	93%	$1,052,263	$—	$—	$(277,992)	$774,271
40 acres of land containing 354 residential lots in Henderson, Nevada	2/28/2003	66%	5,412,303	—	—	—	5,412,303
A 30-unit condominium complex in Las Vegas, Nevada(2)	2/4/2003	17%	215,431	—	(215,431)	—	—
126 unit assisted living facility in Phoenix, Arizona	9/8/2004	10%	1,525,340	—	—	—	1,525,340
460 acre residential sub- division in Lake Travis, Texas	8/3/2004	34%	1,784,041	—	—	—	1,784,041
140 Unit/224 bed senior facility in Mesa, Arizona(2)	05/26/04	14%	1,020,110	—	(1,020,110)	—	—
29 acres of raw land in Mesquite, Nevada(2)	11/27/2002	58%	2,159,130	—	(2,159,130)	—	—
Hotel/ Casino in Las Vegas, Nevada(2)	2/02/2004	7%	2,118,230	—	(2,118,230)	—	—
126 unit Hotel in Mesquite, Nevada(1)	10/04/2004	32%	—	2,149,226	—	—	2,149,226

Total			$15,286,848	$2,149,226	$(5,512,901)	$(277,992)	$11,645,181

(1)	Foreclosures for the three months ended December 31, 2004:

During October 2004, we foreclosed and took title to 32% of a 126 unit Ramada Inn Hotel in Mesquite, NV. Vestin Fund II owns the other 68%. In January 2005, we and Fund II entered into an agreement to sell the property for $5,750,000 of which we expect our consideration to be approximately $1.9 million. Additionally, in February 2005, we and Fund II received a settlement from the guarantors of the original loan in the amount of $2,500,000 of which our consideration will be approximately $800,000 which

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

consists of cash of $96,000 and a 3 year promissory note in the amount of approximately $704,000. The note is interest free and is payable in semi-annual principal installments. After imputing interest at a discount rate of 7%, the discounted present value of the note is approximately $625,000.

(2)	Sales of real estate held for sale for the three months ended December 31, 2004:

During October 2004, we and Fund II sold the Castaways Hotel/ Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled approximately $2.1 million. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $119,299 which is based on a discount rate of 8%. The transaction did not result in any gains or losses in the current period as we wrote down our investment in this property during the year ended September 30, 2004 to the expected net realizable value.

During November 2004, we and Fund II sold the 140 Unit/224 bed senior facility in Mesa, Arizona, of which consideration received totaled $1,009,989. We received cash of $141,309 and held back a promissory note and first deed of trust totaling $867,680. This transaction resulted in a loss of $11,121.

During September 2004 we and Fund II entered into an agreement to sell the remaining 29 acres of raw land in Mesquite, Nevada for $6.2 million. Prior to September 2004, $145,000 was released from escrow representing an early release of funds. The transaction was finalized in December of 2004 and resulted in a gain of $1,049,031.

During November 2004 we sold the 30 unit condominium complex in Las Vegas, NV. The transaction did not result in any gain or loss.

Events subsequent to quarter-end:

(3)	As of February 9, 2005, this property is in escrow to be sold for $860,000 of which our proceeds are expected to be approximately $800,000 if the sale is finalized. We do not expect to have any further gains or losses on the sale of this property.

NOTE F — REAL ESTATE HELD FOR SALE — SELLER FINANCED

      At December 31, 2004, we held 5 properties with a total carrying value of $10.8 million which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Fund II, the Manager, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the three months ended December 31, 2004:

		Percentage	Balance at	Balance at
		of	September 30,	December 31,
Description	Date Acquired	Ownership	2004	2004

An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	1%	$170,565	$170,565
An uncompleted golf course in Mesquite, Nevada	11/6/2002	55%	1,474,818	1,474,818
36 acres of raw land in Mesquite, Nevada	11/27/2002	48%	334,112	334,112
Assisted living facility in Las Vegas, Nevada	9/23/2004	52%	7,910,491	7,910,491
Raw land in Mesquite, Nevada	11/27/2002	50%	911,462	911,462

			$10,801,448	$10,801,448

NOTE G — NOTE RECEIVABLE

      As of December 31, 2004, note receivable consisted of a promissory note totaling $160,000 which is discounted to a present value of $119,299 as further discussed in Note E.

NOTE H — SECURED BORROWINGS

      Inter-creditor agreements (the “Inter-creditor Agreements”) provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with Vestin Mortgage, Fund II, Fund III and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

      Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

      As of December 31, 2004, funds being used under intercreditor and participation agreements where we have potential obligations as defined above totaled $3.2 million.

NOTE I — RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated financial statements.

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for us July 8, 2005, and we are still evaluating the impact of this statement.

NOTE J — LEGAL MATTERS INVOLVING THE MANAGER

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

NOTE J — LEGAL MATTERS INVOLVING THE COMPANY

      The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund II and Fund III. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony” which appears to focus on the financial reporting of us, Fund II and Fund III. We intend to continue to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.

      We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. We believe that we are not a party to any pending legal or arbitration proceedings

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

that would have a material adverse effect on the our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

NOTE K — REDEMPTION LIMITATION

      In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the members’ capital in any calendar year. As of December 31, 2004, the total of redemptions made from inception was $31.1 million. Balances in Members’ capital accounts as of January 1, 2004 was $85.4 million, which limited redemptions to $8.5 million for calendar 2004. As of December 31, 2004, remaining requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, $4.3 million in 2011, $3.9 million in 2012, and $1.3 million in 2013 had been logged.

      During January 2005, we redeemed approximately $5.5 million of the scheduled $8.1 million in redemptions for the calendar year 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

      We operate as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in June 2001. We were organized in December 1999 and commenced our business operations in June 2001. We will continue until December 31, 2019 unless dissolved prior thereto or extended by vote of the members under the provisions of the Company’s operating agreement. Our manager is Vestin Mortgage, Inc., a licensed mortgage company in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). In January 2005, Vestin Group received notice from NASDAQ that it no longer meets the minimum requirements for continued listing on the Nasdaq SmallCap Market. On February 2, 2005, Vestin Group was notified that the NASD’s OTC Compliance Unit has requested further information regarding the application to include Vestin Group’s common stock for quotation on the OTC Bulletin Board (“OTCBB”). Accordingly, Vestin Group’s common stock has not started trading on the OTCBB, and Vestin Group can give no assurance as to if and when the application to the OTCBB will be approved. Vestin Group’s common stock has been de-listed from The Nasdaq SmallCap Market. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this quarterly report, from time to time, we will refer to our company, Vestin Fund I, LLC, as the “Company.”

      We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, New York, and Nevada. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

      The following is a financial review and analysis of our financial condition and results of operations for the three month periods ended December 31, 2004 and 2003. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q and our report on Form 10-K for the year ended September 30, 2004.

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

Summary of Financial Results

	Three Months Ended
	December 31,

	2004	2003

Total revenues	$2,310,034	$2,048,148
Total expenses	735,781	1,260,541

Net income	$1,574,253	$787,607

Net income allocated to members per weighted average membership units	$0.19	$0.09

Annualized rate of return to members(a)	7.6%	3.5%

Weighted average membership units	8,332,817	9,110,711

Cash distributions	$1,250,041	$1,272,645

Cash distributions per weighted average membership unit	$0.15	$0.14

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of December 31, 2004 and 2003 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three Months Ended December 31, 2004 Compared To Three Months Ended December 31, 2003

      Total Revenues. For the three months ended December 31, 2004 and 2003, revenues totaled $2.3 million and $2.0 million, respectively, an increase of $0.3 million or 15%. The increase was partially due to a gain on sale of real estate held for sale. During September 2004 we and Vestin Fund II, LLC (“Fund II”) entered into an agreement to sell the remaining 29 acres of raw land in Mesquite, Nevada for $6.2 million. Prior to September 2004, $145,000 was released from escrow representing an early release of funds. The transaction was finalized in December of 2004 and resulted in a gain of approximately $1.0 million.

      The increase in revenue was partially offset by the declining amount of investments in mortgage loans from approximately $50.8 million as of December 31, 2003 to approximately $41.0 million at December 31, 2004, a decrease of approximately $9.8 million or 13.3%. The decrease is primarily related to member redemptions for the calendar year ended December 31, 2004. In addition, the average interest rate on our loans as of December 31, 2004 was 9.9%, compared to 12.5% at December 31, 2003. The total decrease in interest income for the three months ended December 31, 2004 compared to the same period in 2003 was approximately $0.7 million. In addition, there has been an increase in competition from more conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, and mortgage brokers, due to the overall decline in interest rates. It is not clear yet if and when the recent, modest increases in federal funds rates will enable us to charge higher interest rates on our future loans.

      During the past year, our Manager has experienced less demand for loans. While we cannot be certain as to the reason for the lower demand, our Manager believes that the pending SEC inquiry has harmed our reputation among potential borrowers. The continuation of the SEC inquiry, and any resulting proceedings or penalties, could have a further adverse impact upon our ability to compete for borrowers.

      Approximately $0.4 million of our interest revenue for the three months ended December 31, 2004 and 2003 was derived from interest reserves.

      As of December 31, 2004, our Manager had granted extensions on 10 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2004 was approximately $4.9 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

      Total Expenses. For the three months ended December 31, 2004, expenses totaled $0.7 million compared to $1.3 million for the same period in 2003, a decrease of $0.6 million which is primarily related to the following:

•	We did not record any provisions for loan losses during the three months ended December 31, 2004 as our Manager has determined that the current allowance is sufficient to cover any inherent losses in our loan portfolio.

•	Interest expenses decreased by approximately $0.4 million due to a decrease in the amount of secured borrowings.

•	Write down on the real estate held for sale decreased from $0.5 million to $0.3 million, respectively as of December 31, 2004 when compared to prior year.

      Net Income. Overall, the net income for the three months ended December 31, 2004 totaled $1.6 million compared to $0.8 million for the same period in 2003, an increase of $0.8 million or 100%.

      Annualized Rate of Return to Members. For the three months ended December 31, 2004, annualized rate of return to members totaled 7.6% as compared to 3.5% for the same period in 2003.

      Distributions to Members. For the three month period ended December 31, 2004, members received distributions totaling $1,250,041, as compared to distributions totaling $1,272,645 for the three months ended December 31, 2003. The foregoing distributions were paid entirely from Net Income Available for Distribution as defined in the Company’s Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.

      Redemptions. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the members’ capital in any calendar year. As of December 31, 2004, the total of redemptions made from inception was $31.1 million. Balances in Members’ capital accounts as of January 1, 2004 was $85.4 million, which limited redemptions to $8.5 million for calendar 2004. As of December 31, 2004, remaining requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, $4.3 million in 2011, $3.9 million in 2012, and $1.3 million in 2013 had been logged.

      During January 2005, we redeemed approximately $5.5 million of the scheduled $8.1 million in redemptions for the calendar year 2005.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

      As of December 31, 2004, we had investments in mortgage loans secured by real estate totaling $52,428,486, including 30 loans of which 29 were secured by the first deed of trust totaling $52,270,636, and 1 was secured by second deed of trust totaling $157,850. If we hold a second mortgage, generally, it is junior to a first trust deed position also held by the Company or the Company’s Manager.

      As of December 31, 2004, the weighted average interest rate on our investment in mortgage loans is 9.9%. These mortgage loans have contractual maturities within the next 24 months.

      Losses may occur from investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions, the financial position of borrowers, and changes in collateral values from time of loan origination.

      The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, our Manager evaluates our mortgage loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. This evaluation considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated fair value of any underlying collateral.

      Based upon this evaluation our Manager believes that the allowance for loan losses totaling $600,000 included in the accompanying balance sheet as of December 31, 2004 is adequate to meet estimated credit losses.

      Decisions regarding an allowance for loan losses require judgment about the probability of future events. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that we experience losses greater than the amount of the allowance, we may incur a charge to earnings that will adversely affect our operating results and the amount of any distributions payable to our members.

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

Real Estate Held For Sale — Seller Financed

      Seller financed real estate held for sale includes real estate acquired through foreclosure and resold to independent third parties where we have provided the financing and the borrower has not met certain criteria in accordance with Statement of Financial Accounting Standards (FAS) No. 66 (“FAS 66”). FAS 66 requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the real estate is retained as real estate held for sale.

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

Allowance for Loan Losses

      We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment in our investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income when the asset is disposed of.

Secured Borrowings

      Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

CAPITAL AND LIQUIDITY

      Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operating purposes. Subject to a 3% reserve, we generally use all of our available funds to invest in mortgage loans or satisfy redemption requests. Distributable cash flow generated from such loans is paid out to our members unless they have elected to reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage a monthly management fee of up to 0.25% of our aggregate capital contributions.

      During the three months ended December 31, 2004, cash flows provided by operating activities approximated $1.5 million. Investing activities consisted of cash provided by loan sales and payoffs of approximately $11.2 million. Financing activities consisted of members’ redemptions in the amount of $0.8 million and distributions of $1.1 million (net of reinvestments).

      At December 31, 2004, we had $20.2 million in cash, $0.3 million in certificates of deposit, and $87.9 million in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.

      Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans.

      As of December 31, 2004, members holding approximately 20% of our outstanding units have elected to reinvest their distributions. We no longer accept new investments. Only members who have previously reinvested their distributions are permitted to reinvest. The level of distribution reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

      Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the members’ capital in any calendar year. As of December 31, 2004, the total of redemptions made from inception was $31.1 million. Balances in Members’ capital accounts as of January 1, 2004 was $85.4 million, which limited redemptions to $8.5 million for calendar 2004. As of December 31, 2004, remaining requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, $4.3 million in 2011, $3.9 million in 2012, and $1.3 million in 2013 had been logged.

      During January 2005, we redeemed approximately $5.5 million of the scheduled $8.1 million in redemptions for the calendar year 2005.

      Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us, Vestin Mortgage, Fund I and Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

      Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

      As of December 31, 2004, funds being used under intercreditor and participation agreements where we have potential obligations as defined above totaled $3.2 million compared to $6.1 million at September 30, 2004. The decrease is related to payoffs received on loans funded through intercreditor agreements.

      We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital.

      We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status totaling $8.4 million as of December 31, 2004 compared to $8.3 million as of December 31, 2003 and real estate held for sale not resold through seller financing totaling $11.6 million as of December 31, 2004 compared to $22.2 million as of December 31, 2003. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that non-performing assets at exist as a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

Off Balance Sheet Arrangements

      We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

      The following summarizes our contractual obligations as of December 31, 2004.

	Payment Due by Period

		Less than			More than
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Secured borrowings	$3,177,000	$3,177,000	$—	$—	$—

RELATED PARTY TRANSACTIONS

      For the three months ended December 31, 2004 and 2003, we recorded management fees to our Manager of approximately $64,000. Additionally, for the three months ended December 31, 2004, we recorded pro rata distributions owed to our Manager of approximately $15,000 based upon the total of 100,000 units owned by our Manager.

      As of December 31, 2004 we owed Fund II approximately $1,504,000 primarily related to payments made on our behalf for the maintenance of real estate owned.

      As of December 31, 2004, we owed the Manager approximately $778,000 related to unpaid management fees, our Manager’s pro-rata share of distributions, and for expenses paid on our behalf related to the maintenance of real estate held for sale.

      From time to time we may acquire or sell investments in mortgage loans from/to the Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to maximize the use of our capital.

      During the three months ended December 31, 2003, we purchased $350,000 in investments in mortgage loans from other related parties.

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

FORWARD LOOKING STATEMENTS

      When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, could affect our financial performance and could cause our actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, we wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt. Most of our assets consist of mortgage loans, including those that are financed under Intercreditor Agreements. At December 31, 2004, our aggregate investment in mortgage loans was $52,428,486 with a weighted average yield of 9.9%. Loans financed under Intercreditor Agreements totaled $3,176,808 at December 31, 2004 and are classified as assets under secured borrowings. Such financing is at a weighted average interest rate of 10.8%. These mortgage loans mature within the next 24 months. Most of the mortgage loans have a term of 12 months. The weighted average term of outstanding loans at December 31, 2004 has increased to 26 months due to a loan totaling $7.9 million having a contractual term of 72 months. All of the outstanding mortgage loans at December 31, 2004 are fixed rate loans. All of the mortgage loans are held for investment purposes and are intended to be held to their maturity date. None of the mortgage loans have prepayment penalties.

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

      As of December 31, 2004, we had cash and investments in certificates of deposit and other short-term deposit accounts totaling $20.5 million. We anticipate that approximately 3% of our assets will be held in such accounts as cash reserves. Additional deposits in such accounts will be made as funds are received from the repayment of loans pending the reinvestment of such funds in new mortgage loans or held for member redemptions. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

      The Company’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, CEO and CFO have concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective.

      There has been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund II and Vestin Fund III, LLC. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony” which appears to focus upon the financial reporting of us, Fund II and Fund III. We intend to continue to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.

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

      During the three months ended December 31, 2004 Members redeemed $788,162 in membership units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended December 31, 2004.

ITEM 5.	OTHER INFORMATION

      None.

ITEM 6.	EXHIBITS

      Exhibits

3	.1(1)	Articles of Organization, as amended

4	.1(2)	Third Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4	.2(2)	Subscription Agreement and Power of Attorney (included as Exhibit B to the prospectus)

31.1		Section 302 Certification of Michael V. Shustek

31.2		Section 302 Certification of John W. Alderfer

32		Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on March 17, 2000.

(2)	Incorporated herein by reference to Post-Effective Amendment No. 2 to our Form S-11 Registration Statement filed on April 16, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND I, LLC

By: Vestin Mortgage, Inc., its sole manager

By:	/s/ John W. Alderfer

John W. Alderfer
Chief Financial Officer of the Manager and
Duly Authorized Officer

Dated: February 9, 2005

VESTIN FUND I, LLC

A Nevada Limited Liability Company

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibits

3	.1(1)	Articles of Organization, as amended

4	.1(2)	Third Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4	.2(2)	Subscription Agreement and Power of Attorney (included as Exhibit B to the prospectus)

31.1		Section 302 Certification of Michael V. Shustek

31.2		Section 302 Certification of John W. Alderfer

32		Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on March 17, 2000.

(2)	Incorporated herein by reference to Post-Effective Amendment No. 2 to our Form S-11 Registration Statement filed on April 16, 2001.