Form 10-Q
period 2005-03-31
VESTIN FUND I LLC
filed 2005-05-10
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From ______________ To ______________

COMMISSION FILE NUMBER 333-32800

VESTIN FUND I, LLC

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0446244
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8379 WEST SUNSET ROAD, LAS VEGAS, NEVADA 89113
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

Yes ☑ No ☐

As of April 30, 2005, the Issuer had 7,602,594 of its Units outstanding.

VESTIN FUND I, LLC

BALANCE SHEETS

	(UNAUDITED)
	MARCH 31, 2005	SEPTEMBER 30, 2004
ASSETS
Cash	$6,539,080	$9,829,496
Certificates of deposit	300,000	300,000
Interest and other receivables	567,479	1,327,089
Note receivable	119,299	119,299
Real estate held for sale	8,111,297	15,286,848
Real estate held for sale — seller financed	10,696,376	10,801,448
Investment in mortgage loans, net of allowance for loan losses of $644,565 at March 31, 2005, and $600,000 at September 30, 2004	52,376,113	47,344,198
Assets under secured borrowings	10,147,880	6,134,410

Total assets	$88,857,524	$91,142,788

LIABILITIES AND MEMBERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$353,715	$351,205
Due to Manager	907,902	652,312
Due to Vestin Group	2,095	4,822
Due to Vestin Fund II	1,525,250	1,469,743
Secured borrowings	10,147,880	6,134,410
Deferred income	599,826	251,742

Total liabilities	13,536,668	8,864,234

Members’ equity — authorized 10,000,000 units, 7,726,401 units and 8,354,057 units issued at $10 per unit and outstanding at March 31, 2005 and September 30, 2004, respectively	75,320,856	82,278,554

Total members’ equity	75,320,856	82,278,554

Total liabilities and members’ equity	$88,857,524	$91,142,788

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004	MARCH 31, 2005	MARCH 31, 2004
Revenues
Interest income from investment in mortgage loans	$1,550,247	$2,137,083	$2,725,155	$3,955,973
Gain on sale of real estate held for sale	23,390	—	1,072,421	—
Revenue related to the sale of real estate	—	4,666,667	—	4,666,667
Other income	580,601	27,573	666,697	256,831

Total revenues	2,154,238	6,831,323	4,464,273	8,879,471

Operating expenses
Management fees	68,684	63,796	132,480	127,592
Provision for loan losses	44,565	—	44,565	100,000
Interest expense	108,814	534,608	240,553	1,029,680
Loss on sale of real estate held for sale	388,901	—	400,022	—
Write down on real estate held for sale	639,138	—	917,130	521,378
Expenses related to real estate held for sale	452,776	198,778	602,248	256,503
Professional fees	140,321	55,649	241,275	76,865
Other	158,413	101,095	159,120	102,449

Total operating expenses	2,001,612	953,926	2,737,393	2,214,467

NET INCOME	$152,626	$5,877,397	$1,726,880	$6,665,004

Net income allocated to members	$152,626	$5,877,397	$1,726,880	$6,665,004

Net income allocated to members per weighted average membership units	$0.02	$0.68	$0.21	$0.75

Weighted average membership units	7,738,967	8,664,702	8,049,013	8,888,926

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

STATEMENT OF MEMBERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

	Units	Amount
Members’ equity at September 30, 2004	8,354,057	$82,278,554

Distributions	—	(2,408,013)

Reinvestments of distributions	34,379	343,788

Members’ redemptions	(662,035)	(6,620,353)

Net income	—	1,726,880

Members’ equity at March 31, 2005	7,726,401	$75,320,856

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Cash flows from operating activities:

Net income	$1,726,880	$6,665,004
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of real estate held for sale	917,130	521,378
Loss on sale of real estate held for sale	400,022	—
Gain on sale of real estate held for sale	(1,072,421)	—
Provision for loan losses	44,565	100,000
Change in operating assets and liabilities:
Interest and other receivables	726,690	310,238
Due to Manager	255,590	(27,280)
Due to related parties	43,821	399,463
Accounts payable and accrued liabilities	2,511	(5,757)
Deferred income	348,084	94,371

Net cash provided by operating activities	3,392,872	8,057,417

Cash flows from investing activities:
Purchase of investments in mortgage loans	(16,500,448)	(24,405,404)
Purchase of investments in mortgage loans from other related party	—	(350,000)
private investor	—	(1,498,464)
Proceeds from loan payoff	10,256,452	27,629,367
Proceeds from sale of investment in real estate	8,245,286	—
Cash outlays for real estate held for sale	—	(1,529,668)
Purchase of certificates of deposit	—	165,289

Net cash provided by investing activities	2,001,290	11,120

Cash flows from financing activities:
Members’ distributions, net of reinvestments	(2,064,225)	(2,006,632)
Members’ withdrawals	(6,620,353)	(5,523,042)

Net cash used in financing activities	(8,684,578)	(7,529,674)

NET CHANGE IN CASH	(3,290,416)	538,863

Cash, beginning of period	9,829,496	13,707,547

Cash, end of period	$6,539,080	$14,246,410

Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Change in loans funded through secured borrowing	$2,957,602	$5,247,559

Real estate held for sale acquired through foreclosure	$2,149,226	$2,251,031

Loans rewritten with same or similar property as collateral	$867,680	$—

Reduction in Note Payable to Fund II due to valuation allowance on real estate held for sale	$—	$454,989

Investment in real estate held for sale reclassified from interest receivable	$32,920	$—

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

NOTE A — ORGANIZATION

We were organized in December 1999 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in August 2000. We will continue our operations until December 2019 unless dissolved prior thereto or extended by vote of the members under the provisions of our operating agreement. During June 2004 we discontinued the offering of our Units. Our manager is Vestin Mortgage, Inc., a licensed mortgage broker in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Vestin Group’s common stock currently trades in the pink sheets published by Pink Sheets, LLC. On April 5, 2005, Vestin Group’s majority shareholder, Michael V. Shustek commenced a tender offer to acquire any and all of the outstanding shares of Vestin Group common stock which he does not currently own. As a result, Vestin Group may become a privately held company in the near future. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this quarterly report, from time to time, we will refer to our company, Vestin Fund II, LLC, as the “Company.”

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

2. INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

3. ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment inherent to our loan portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the asset is disposed.

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

6. SECURED BORROWINGS

Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Intercreditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans as of March 31, 2005 are summarized below:

	Number		Weighted		Loan
Loan	Of		Average	Portfolio	To
Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)
Acquisition and development	4	$6,879,118	8.49%	10.80%	70.99%
Bridge	5	7,062,823	10.16%	11.08%	50.78%
Commercial	11	30,990,117	9.94%	48.64%	66.84%
Construction	3	3,917,342	9.25%	6.15%	70.28%
Land	7	14,867,654	12.61%	23.33%	60.97%

	30	63,717,054	10.39%	100.00%	64.35%

Investment in mortgage loans as of September 30, 2004 are summarized below:

	Number		Weighted		Loan
Loan	of		Average	Portfolio	To
Type	Loans	Balance(1)	Interest Rate	Percentage	Value(2)
Acquisition and development	10	$18,810,500	9.71%	32.02%	63.01%
Bridge	9	8,687,165	10.65%	14.79%	49.98%
Commercial	8	12,932,116	12.22%	22.01%	77.19%
Construction	4	12,181,975	7.64%	20.74%	76.81%
Land	4	6,133,890	12.65%	10.44%	71.42%

	35	$58,745,646	10.28%	100.00%	67.49%

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
maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

		September 30,
	March 31, 2005	2004
	Balance	Balance
Balance per loan portfolio	$63,717,054	$58,745,646
Less:
Seller financed loans included in real estate held for sale	(10,696,376)	(10,801,448)
Allowance for loan losses	(644,565)	(600,000)

Balance per accompanying Balance Sheet	$52,376,113	$47,344,198

(2) Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

			September 30,
	March 31, 2005	Portfolio	2004	Portfolio
Loan Type	Balance*	Percentage	Balance*	Percentage
First mortgages	$63,559,204	99.75%	$57,830,608	98.44%
Second mortgages**	157,850	0.25%	915,038	1.56%

	$63,717,054	100.00%	$58,745,646	100.00%

**Generally, our second mortgages are junior to a first trust deed position held by either us or our Manager.

The following is a schedule of contractual maturities of investments in mortgage loans as of March 31, 2005*:

2005	$27,746,255
2006	27,331,012
2007	8,639,787

$63,717,054

The following is a schedule by geographic location of investments in mortgage loans:

			September 30,
	March 31, 2005	Portfolio	2004	Portfolio
	Balance*	Percentage	Balance*	Percentage
Arizona	$12,491,742	19.61%	$11,681,908	19.89%
California	15,820,212	24.83%	11,475,286	19.53%
Hawaii	4,138,662	6.50%	4,138,662	7.05%
Nevada	25,496,768	40.02%	23,236,940	39.56%
New York	3,320,000	5.21%	3,320,000	5.65%
North Carolina	—	0.00%	89,942	0.15
Oklahoma	1,236,701	1.94%	996,000	1.70%

			September 30,
	March 31, 2005	Portfolio	2004	Portfolio
	Balance*	Percentage	Balance*	Percentage
Texas	1,212,969	1.89%	1,727,592	2.94%
Utah	—	—	1,503,316	2.56%
Washington	—	0%	576,000	0.97

	$63,717,054	100.00%	$58,745,646	100.00%

*	Refer to footnote (1) above

We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

At March 31, 2005, four of our loans totaling $8.0 million were non-performing (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We have commenced foreclosure proceedings on these loans. Our Manager evaluated all of these loans and concluded that the underlying collateral is sufficient to protect us against a loss of principal or interest. Accordingly, no specific allowance for loan losses was deemed necessary for these loans which are summarized below:

			Number of
	Balance		Months Non-
Description of Collateral	March 31, 2005	Maturity Date	Performing
4 cemeteries and 8 mortuaries in Hawaii	$4,138,662	03/31/2004	12
Racetrack and hotel in Vernon, NY	3,320,000	06/30/2005	7
25 acres tentatively mapped for 104 single family residential lots in Palm Springs, California	66,375	01/23/2006	5
Development of 400 single and multi-family residential lots in Cathedral City, California	503,333	04/20/2005	5

	$8,028,370

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of March 31, 2005, we have provided a general allowance for loan losses of approximately $644,565. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the six months ended March 31, 2005:

	Balance
	September 30,			Balance
Description	2004	Provisions	Deductions	March 31, 2005
General Valuation Allowance	$600,000	$44,565	$—	$644,565
Specific allowance	—	—	—	—

Total	$600,000	$44,565	$—	$644,565

As of March 31, 2005, we have commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million, of which our balance totals $4,138,662. Of the 4 lenders included in this loan, 1 lender has priority over the remaining 3 lenders in the approximate amount of $14 million pursuant to an Inter-creditor Agreement. Accordingly, our total exposure on this loan is approximately $18.1 million. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. We anticipate obtaining title to the underlying property during 2005. The cemeteries and mortuaries are operating businesses and, after obtaining title and pending disposition of these properties we expect to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. Our Manager evaluated the underlying collateral and determined it was sufficient to protect us against losses of principal and interest. Our Manager will continue to evaluate this loan in order to determine if any allowance for the loan should be recorded.

In addition, our Manager had granted extensions on 6 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of March 31, 2005 was approximately $4.9 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

NOTE D — RELATED PARTY TRANSACTIONS

For the three and six months ended March 31, 2005, we recorded management fees to our Manager of approximately $69,000 and $132,000, respectively compared to $64,000 and $128,000 for same periods in prior year. Additionally, for the three and six months ended March 31, 2005, we recorded pro rata distributions owed to our Manager of approximately $15,000 and $30,000 respectively, compared to $13,000 and $26,000 for the same periods in prior year based upon the total of 100,000 units owned by our Manager.

During the three months ended March 31, 2005 we incurred $5,142 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest. No such amounts were incurred during the first three months of the six months ended March 31, 2005.

During the three months ended March 31, 2005, the Company paid $37,500 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services and a former director is an equity owner in that firm. No such amounts were incurred during the first three months of the six months ended March 31, 2005.

As of March 31, 2005 we owed Fund II approximately $1,525,000 primarily related to payments made on our behalf for the maintenance of real estate owned.

As of March 31, 2005, we owed the Manager approximately $908,000 related to unpaid management fees, our Manager’s pro-rata share of distributions, and expenses paid on our behalf related to the maintenance of real estate held for sale.

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

NOTE E — REAL ESTATE HELD FOR SALE

At March 31, 2005, we held 3 properties with a total carrying value of $8.1 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals or knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale for the three months ended March 31, 2005:

							Write down
		Percentage	Balance			Gain (Loss)	on real	Balance
	Date	of	December		Proceed	on sale of	estate held	March 31,
Description	Acquired	Ownership	31, 2004	Acquisitions	from Sales	real estate	for sale	2005
Custom residential property located in Santa Fe, New Mexico(1)	3/4/2003	93%	$774,271	$—	$(797,661)	$23,390	$—	$—

40 acres of land containing 354 residential lots in Henderson, Nevada	2/28/2003	66%	5,412,303	—	—	—	—	5,412,303

126 unit (207 Bed) assisted living facility in Phoenix, Arizona	9/8/2004	10%	1,525,340	—	—	—	(639,138)	886,202

460 acre residential sub-division in Lake Travis, Texas	8/3/2004	34%	1,784,041	28,751	—	—	—	1,812,792

126 unit Hotel in Mesquite, Nevada(1)	10/04/2004	32%	2,149,226	4,169	(1,764,494)	(388,901)	—	—
Total			$11,645,181	$32,920	$(2,562,155)	$(365,511)	$(639,138)	$8,111,297

(1)	Sales of real estate held for sale for the three months ended March 31, 2005:

During March 2005, the custom residential property located in Santa Fe, New Mexico was sold for $860,000 of which our proceeds were approximately $800,000. During the quarter ended December 31, 2004, we wrote down the carrying value of this property by approximately $278,000 based on our estimate of the net realizable value of the property. Consequently, as a result of completion of the sale we recorded a gain of $23,390.

During March 2005, the 126 unit hotel in Mesquite, Nevada was sold for $5,473,028 of which our share of the proceeds were approximately $1.7 million which resulted in a loss upon sale of approximately $389,000.

NOTE F — REAL ESTATE HELD FOR SALE – SELLER FINANCED

At March 31, 2005, we held 5 properties with a total carrying value of $10,700,000 which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Fund II, the Manager, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the six months ended March 31, 2005:

					Principal
		Percentage	Balance at		Payments	Valuation/	Balance at
	Date	of	September		Received from	Other	March 31,
Description	Acquired	Ownership	30, 2004	Acquisitions	Borrower	Adjustments	2005
An approximate 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	5%	$170,565	$—	$—	$—	$170,565

An uncompleted golf course in Mesquite, Nevada	11/6/2002	55%	1,474,817	—	(24,535)	—	1,450,282

36 acres of raw land in Mesquite, Nevada	11/27/2002	48%	334,112	—	—	—	334,112

Assisted living facility in Las Vegas, Nevada	9/23/2004	52%	7,910,491	—	(80,536)	—	7,829,955

Raw land in Mesquite, Nevada	11/27/2002	50%	911,462	—	—	—	911,462

			$10,801,447	$—	$(105,071)	$—	$10,696,376

As of March 31, 2005, we received $599,826 in interest payments from borrowers on the loans associated with the sale of the above properties. Until the borrowers have met the minimum equity ownership requirement to allow us to record the sale, all interest payments received are recorded as deferred income. Once the equity requirement has been met, we will record these amounts as interest income from investments in mortgage loans.

NOTE G — NOTE RECEIVABLE

During October 2004, we and Fund I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $5,825,132. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $119,299 which is based on a discount rate of 8% as of March 31, 2005.

NOTE H — SECURED BORROWINGS

Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Intercreditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

As of March 31, 2005, funds being used under inter-creditor and participation agreements, where we have potential obligations as defined above, totaled approximately $10,100,000.

NOTE I — RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not currently believe it will have a material impact on our financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We do not believe that the adoption of FAS 109-2 will have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for us July 8, 2005, and we are still evaluating the impact of this statement. We do not currently believe it will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on its financial position, consolidated results of operations, or liquidity. We do not currently believe it will have a material impact on our financial statements.

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

NOTE K — LEGAL MATTERS INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund II and Fund III. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony” which appears to focus on the financial reporting of us, Fund II and Fund III. We intend to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.

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

NOTE L — REDEMPTION LIMITATION

In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the members’ capital in any calendar year. As of March 31, 2005, the total of redemptions made from inception was $37.0 million. Balances in Members’ capital accounts as of January 1, 2005 was $81.7 million, which limited redemptions to $8.2 million for calendar 2005. As of March 31, 2005, remaining requests to redeem are approximately $2.3 million in 2005, $7.4 million in 2006, $6.6 million in 2007, $6.0 million in 2008, $5.4 million in 2009, $4.8 million in 2010, $4.3 million in 2011, $3.9 million in 2012, $3.5 million in 2013, $3.2 million in 2014, $2.8 million in 2015, and $2.6 million in 2016 had been logged, subject to unit valuation adjustments. Our Manager is currently evaluating a plan to convert Vestin Fund I into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund I into a REIT will be successfully implemented.

NOTE M — SUBSEQUENT EVENT

Following a periodic review by our Manager as required pursuant to the Operating Agreement, effective April 1, 2005, we adjusted the stated unit value of each unit to $9.75 to reflect the actual net book value of each unit at that date. Our Manager is pursuing remedies it deems appropriate for collection of shortfalls, including litigation to enforce guarantees of the borrowers. We cannot predict the eventual outcome of any remedies chosen.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

We were organized in December 1999 as a Nevada limited liability company for the purpose of investing in mortgage loans. We invest in loans secured by real estate through deeds of trust and mortgages. We commenced our business operations in August 2000. We will continue our operations until December 2019 unless dissolved prior thereto or extended by vote of the members under the provisions of our operating agreement. During June 2004 we discontinued the offering of our Units. Our manager is Vestin Mortgage, Inc., a licensed mortgage broker in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Vestin Group’s common stock currently trades in the pink sheets published by Pink Sheets, LLC. On April 5, 2005, Vestin Group’s majority shareholder, Michael V. Shustek commenced a tender offer to acquire any and all of the outstanding shares of Vestin Group common stock which he does not currently own. As a result, Vestin Group may become a privately held company in the near future. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. In this quarterly report, from time to time, we will refer to our company, Vestin Fund I, LLC, as the “Company.”

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

The following is a financial review and analysis of our financial condition and results of operations for the three and six month periods ended March 31, 2005 and 2004. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q and our report on Form 10-K for the year ended September 30, 2004.

OVERVIEW

Our operating results are affected primarily by (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets and loan losses which we experience.

Summary of Financial Results

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Total revenues	$2,154,238	$6,831,323	$4,464,273	$8,879,471
Total expenses	2,001,612	953,926	2,737,393	2,214,467

Net income	$152,626	$5,877,397	$1,726,880	$6,665,004

Net income allocated to members per weighted average membership units	$0.02	$0.68	$0.21	$0.75

Annualized rate of return to members (a)	0.79%	27.13%	4.29%	15.00%

Weighted average membership units	7,738,967	8,664,702	8,049,013	8,888,926

Cash distributions	$1,157,972	$1,187,653	2,408,013	$2,460,298
Cash distributions per weighted average membership unit	$0.15	$0.14	$0.30	$0.28

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of March 31, 2005 and 2004 divided by the number of months during the period and multiplied by twelve (12) months, then divided by ten (the $10 cost per unit).

Three and Six Months Ended March 31, 2005 Compared To Three and Six Months Ended March 31, 2004

Total Revenues. For the three and six months ended March 31, 2005 and 2004, revenues totaled $2,200,000 and $4,500,000 compared to $6,800,000 and $8,900,000, respectively, a decrease of $4,600,000 and $4,400,000 or 68% and 49%. During the three and six months ended March 31, 2004 we recognized $4.7 million of a finder’s fee as revenue related to the sale of real estate in the City of Mesquite, Nevada. The note reflected a finder’s fee by the Company; we did not loan any money to the unaffiliated party with respect to the $4.7 million. We had no such revenue in the three and six months ended March 31, 2005.

Total non-performing assets decreased to $16,100,000 at March 31, 2005 from $35,500,000 at March 31, 2004. Non-performing assets at March 31, 2005 consist of approximately $8,000,000 of non-performing loans, approximately $8,100,000 of real estate held for sale not resold through seller financing. The amount of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying mortgage loans. We attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with our objective of avoiding a loss of principal. However, we cannot predict how quickly we can convert non-performing assets and any increase in our non-performing assets will have an adverse affect upon our revenues.

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

Approximately $0.4 million and $0.9 million of our interest revenue for the three months ended March 31, 2005 and 2004 respectively was derived from interest reserves.

Revenues for the three and six months ended March 31, 2005 included other income of $600,000 and $700,000, respectively, compared to $30,000 and $300,000, respectively for the same periods in 2004. The increase is primarily related to an increase in late fees received on our investments in mortgage loans.

As of March 31, 2005, our Manager had granted extensions on 5 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of March 31, 2005 was approximately $4.9 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

Total Expenses. For the three and six months ended March 31, 2005, expenses totaled $2,000,000 and $2,700,000 compared to $1,000,000 and $2,200,000 for the same period in 2004, an increase of $1,000,000 and $500,000 or 100%.and 23%. The increases are primarily related to the following:

For the three months ended:

•	We wrote down the carrying value of a 126 unit assisted living facility in Phoenix, Arizona by approximately $640,000 based on updated appraisal information received during the quarter ended March 31, 2005.

•	We recognized a loss of approximately $400,000 resulting from the sale of a 126 unit Hotel in Mesquite, Nevada.

•	We recognized professional fees of approximately $140,000 which was an increase of approximately $100,000 from the same period in 2004. We expect these fees to continue at the amounts being incurred during the three months ended March 31, 2005.

•	Expenses related to the maintenance of real estate held for sale increased by approximately $200,000. This increase includes expenses of approximately $160,000 in property taxes.

•	The increase in expenses was partially offset by an interest expense decrease of approximately $400,000 due to a decrease in the amount of secured borrowings of $5.0 million for same period in prior year.

For the six months ended:

In addition to the foregoing factors, during the six months ended:

•	We wrote down the carrying value of a custom residential property located in Santa Fe, New Mexico by approximately $300,000 during the quarter ended December 31, 2004.

•	Expenses related to the maintenance of real estate held for sale increased by approximately $300,000. This increase includes expenses of approximately $160,000 in property taxes.

•	The increase in expenses was partially offset by an interest expense decrease of approximately $800,000 due to a decrease in the amount of secured borrowings of approximately $5.0 million.

Net Income. As a result of the foregoing factors the net income for the three months ended March 31, 2005 totaled $0.2 million compared to $5.9 million for the same period in 2004, a decrease of $5.5 million or 96%. Overall, the net income for the six months ended March 31, 2005 totaled $1.8 million compared to $6.7 million for the same period in 2004, a decrease of $4.9 million or 73%.

Annualized Rate of Return to Members. For the three months ended March 31, 2005, annualized rate of return to members totaled 0.79% as compared to 27.13% for the same period in 2004. For the six months ended March 31, 2005, annualized rate of return to members totaled 4.29% as compared to 15.0% for the same period in 2004.

Distributions to Members. For the three month period ended March 31, 2005, members received distributions totaling $1,157,972, as compared to distributions totaling $1,187,653 for the three months ended March 31, 2004. For the six-month period ended March 31, 2005, members received distributions totaling $2,408,013, as compared to distributions totaling of $2,460,298 for the six months ended March 31, 2004. The foregoing distributions were paid entirely from Net Income Available for Distribution as defined in our Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States. Of the foregoing distributions, $289,942 paid for the three months ended March 31, 2005 represented a return of capital for income tax purposes.

Redemptions. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the members’ capital in any calendar year. As of March 31, 2005, the total of redemptions made from inception was $37.0 million. Balances in Members’ capital accounts as of January 1, 2005 was $81.7 million, which limited redemptions to $8.2 million for calendar 2005. As of March 31, 2005, remaining requests to redeem are approximately $2.3 million in 2005, $7.4 million in 2006, $6.6 million in 2007, $6.0 million in 2008, $5.4 million in 2009, $4.8 million in 2010, $4.3 million in 2011, $3.9 million in 2012, $3.5 million in 2013, $3.2 million in 2014, $2.8 million in 2015, and $2.6 million in 2016 had been logged, subject to unit valuation adjustments. Our Manager is currently evaluating a plan to convert Vestin Fund I into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund I into a REIT will be successfully implemented.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2005, we had investments in mortgage loans secured by real estate totaling $63,717,054, including 30 loans of which 29 were secured by the first deed of trust totaling $63,559,204, and 1 was secured by second deed of trust totaling $157,850. If we hold a second mortgage, generally, it is junior to a first trust deed position also held by us or our Manager.

As of March 31, 2005, the weighted average interest rate on our investment in mortgage loans is 10.39%. These mortgage loans have contractual maturities within the next 30 months.

Losses may occur from investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions, the financial position of borrowers, and changes in collateral values from time of loan origination.

The conclusion that a mortgage loan is uncollectible or collectibility is doubtful is a matter of judgment. On a quarterly basis, our Manager evaluates our mortgage loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. This evaluation considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated fair value of any underlying collateral.

Based upon this evaluation our Manager believes that the allowance for loan losses totaling $644,565 included in the accompanying balance sheet as of March 31, 2005 is adequate to meet estimated credit losses.

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

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment inherent to our loan portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the asset is disposed.

Secured Borrowings

Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Intercreditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes. Subject to a 3% reserve, we generally use all of our available funds to invest in mortgage loans or satisfy redemption requests. Distributable cash flow generated from such loans is paid out to our members unless they have elected to reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage a monthly management fee of up to 0.25% of our aggregate capital contributions.

During the six months ended March 31, 2005, cash flows provided by operating activities approximated $3.4 million. Investing activities consisted of cash provided by loan payoffs of approximately $10.3 million, new investments in mortgage loans of approximately $16.5 million, and proceeds from the sale of real estate held for sale of approximately $8.2 million. Financing activities consisted of members’ redemptions in the amount of $6.6 million and distributions of $2.1 million (net of reinvestments).

At March 31, 2005, we had $6,500,000 in cash, $300,000 in certificates of deposit, and $88,900,000 in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans.

As of March 31, 2005, members holding approximately 20% of our outstanding units have elected to reinvest their distributions. We no longer accept new investments. Only members who have previously reinvested their distributions are permitted to reinvest. The level of distribution reinvestment will depend upon our performance, as well as, the number of our members who prefer to reinvest rather than receive current distributions of their income.

As of March 31, 2005, we have commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million, of which our balance totals $4,138,662. Of the 4 lenders included in this loan, 1 lender has priority over the remaining 3 lenders in the approximate amount of $14 million pursuant to an Inter-creditor Agreement. Accordingly, our total exposure on this loan is approximately $18.1 million. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. We anticipate obtaining title to the underlying property during 2005. The cemeteries and mortuaries are operating businesses and, after obtaining title and pending disposition of these properties we expect to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. Our Manager evaluated the underlying collateral and determined it was sufficient to protect us against losses of principal and interest. Our Manager will continue to evaluate this loan in order to determine if any allowance for the loan should be recorded.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the members’ capital in any calendar year. As of March 31, 2005, the total of redemptions made from inception was $37.0 million. Balances in Members’ capital accounts as of January 1, 2005 was $81.7 million, which limited redemptions to $8.2 million for calendar 2005. As of March 31, 2005, remaining requests to redeem approximately $2.3 million in 2005, $7.4 million in 2006, $6.6 million in 2007, $6.0 million in 2008, $5.4 million in 2009, $4.8 million in 2010, $4.3 million in 2011, $3.9 million in 2012, $3.5 million in 2013, $3.2 million in 2014, $2.8 million in 2015, and $2.6 million in 2016 had been logged, subject to unit valuation adjustments. Our Manager is currently evaluating a plan to convert Vestin Fund I into a Real Estate Investment

Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund I into a REIT will be successfully implemented.

Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Intercreditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

As of March 31, 2005, funds being used under intercreditor and participation agreements where we have potential obligations as defined above, totaled $10,100,000 compared to $15,100,000 at March 31, 2004.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status and real estate held for sale totaling $8,000,000 and $8,100,000, respectively, as of March 31, 2005 compared to $7,000,000 and $25,200,000 as of March 31, 2004. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that non-performing assets exist as a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

Off Balance Sheet Arrangements

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

The following summarizes our contractual obligations as of March 31, 2005.

	Payment due by period
		Less than 1			More than
Contractual Obligation	Total	year	1-3 years	3-5 years	5 years
Secured borrowings	$10,148,000	$10,148,000	$—	$—	$—

RELATED PARTY TRANSACTIONS

For the three and six months ended March 31, 2005, we recorded management fees to our Manager of approximately $69,000 and $132,000, respectively compared to $64,000 and $128,000 for same periods in prior year. Additionally, for the three and six months ended March 31, 2005, we recorded pro rata distributions owed to our Manager of approximately $15,000 and $30,000 respectively, compared to $13,000 and $26,000 for the same periods in prior year based upon the total of 100,000 units owned by our Manager.

During the three months ended March 31, 2005 we incurred $5,142 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest. No such amounts were incurred during the first three months of the six months ended March 31, 2005.

During the three months ended March 31, 2005, the Company incurred $37,500 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services and a former director is an equity owner in that firm. No such amounts were incurred during the first three months of the six months ended March 31, 2005.

As of March 31, 2005 we owed Fund II approximately $1,525,000 primarily related to payments made on our behalf for the maintenance of real estate owned.

As of March 31, 2005, we owed the Manager approximately $908,000 related to unpaid management fees, our Manager’s pro-rata share of distributions, and expenses paid on our behalf related to the maintenance of real estate held for sale.

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

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Our loan documents may permit us to raise the interest rate we charge on extended loans anywhere from 3/4% to 3% from the then-current rate on the loan. This creates three risks for us:

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

Competition for Borrowers

We consider our competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. In addition, we believe the pending SEC investigation has had an adverse effect upon our ability to attract borrowers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt. Most of our assets consist of mortgage loans, including those that are financed under Intercreditor Agreements. At March 31, 2005, our aggregate investment in mortgage loans was $63,717,054 with a weighted average yield of 10.39%. Loans financed under Intercreditor Agreements totaled $10,147,880 at March 31, 2005 and are classified as assets under secured borrowings. Such financing is at a weighted average interest rate of 12.06%. These mortgage loans mature within the next 12 months. Most of the mortgage loans have a term of 12 months. The weighted average term of outstanding loans at March 31, 2005 has increased to 19 months due to a loan totaling $7.9 million having a contractual term of 30 months. All of the outstanding mortgage loans at March 31, 2005 are fixed rate loans. All of the mortgage loans are held for investment purposes and are intended to be held to their maturity date. None of the mortgage loans have prepayment penalties.

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

As of March 31, 2005, we had cash and investments in certificates of deposit and other short-term deposit accounts totaling $6,800,000. We anticipate that approximately 3% of our assets will be held in such accounts as cash reserves. Additional deposits in such accounts will be made as funds are received from the repayment of loans pending the reinvestment of such funds in new mortgage loans or held for member redemptions. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our company is in the process of conducting its evaluation, under the supervision and with the participation of our company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of March 31, 2005.

Based on preliminary results to date, the Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of March 31, 2005 as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on various resources including the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our company’s internal control over financial reporting was not effective as of March 31, 2005. Management identified internal control deficiencies that represented material weaknesses in internal control over the financial statement close process. The control deficiencies generally related to our company’s limited resources and internal level of technical accounting and reporting expertise. These material weaknesses affects our ability to prepare and properly review interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

As we have not completed the testing and evaluation of our internal control over financial reporting, it is possible that additional deficiencies could be determined to be individually or in aggregate a material weakness.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by our company.

Changes in Internal Control Over Financial Reporting

In order to address and correct the deficiencies identified above, management’s corrective actions include: 1) Pursue and hire the appropriate amount of highly qualified personnel to perform the internal function of the preparation and review of our interim and annual reports, 2) increase training and strengthen the expertise in accounting, internal controls over financial reporting for employees in critical accounting and financial reporting positions, and 3) where appropriate, replacing and/or adding experienced personnel to our accounting and financial reporting functions to review and monitor transactions, accounting processes and control activities more effectively.

While we are recruiting experienced, skilled finance professionals, we cannot anticipate when our staffing initiative will be completed and therefore cannot anticipate when the material weaknesses relating to our financial close process will be remediated.

Except for the material weaknesses discussed above, no changes in our internal control over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2005 Members redeemed $5,832,191 in membership units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Articles of Organization, as amended

4.1(2)	Third Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4.2(2)	Subscription Agreement and Power of Attorney (included as Exhibit B to the prospectus)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of John Alderfer

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on March 17, 2000.

(2)	Incorporated herein by reference to Post-Effective Amendment No. 2 to our Form S-11 Registration Statement filed on April 16, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND I, LLC

By: Vestin Mortgage, Inc., its sole manager

By:	/s/ John Alderfer

John Alderfer
(Chief Financial Officer of the Manager
and Duly Authorized Officer)

Dated: May 10, 2005

VESTIN FUND I, LLC

A Nevada Limited Liability Company

INDEX TO EXHIBITS

Exhibit	Description of Exhibits
No.
3.1(1)	Articles of Organization, as amended

4.1(2)	Third Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4.2(2)	Subscription Agreement and Power of Attorney (included as Exhibit B to the prospectus)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of John Alderfer

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on March 17, 2000.

(2)	Incorporated herein by reference to Post-Effective Amendment No. 2 to our Form S-11 Registration Statement filed on April 16, 2001.