Form 10-Q
period 2005-09-30
VESTIN FUND I LLC
filed 2005-11-08
CIK 1108948

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act.)     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes ☐          No ☑
      As of October 31, 2005, the Issuer had 7,672,033 Units of interest in the Company were outstanding.

VESTIN FUND I, LLC
BALANCE SHEETS

	September 30, 2005	June 30, 2005

	(Unaudited)
ASSETS
Cash	$5,430,000	$2,862,000
Certificates of deposit	300,000	300,000
Interest and other receivables	1,181,000	682,000
Due from Fund Manager	48,000	—
Note receivable, net of allowance of $692,000 at September 30, 2005 and $706,000 at June 30, 2005	119,000	119,000
Real estate held for sale	4,310,000	7,757,000
Real estate held for sale — seller financed	8,634,000	10,374,000
Investment in real estate loans, net of allowance for loan losses of $1,896,000 at September 30, 2005 and June 30, 2005	56,437,000	54,878,000
Assets under secured borrowings	1,643,000	11,391,000

Total assets	$78,102,000	$88,363,000

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$464,000	$443,000
Due to Fund Manager	—	922,000
Due to Vestin Group	—	2,000
Due to Vestin Fund II	1,595,000	1,560,000
Due to Vestin Fund III	6,000	6,000
Secured borrowings	1,643,000	11,391,000
Deferred income	542,000	768,000

Total liabilities	4,250,000	15,092,000

Members’ equity — authorized 10,000,000 units, 7,668,851 units and 7,686,323 units issued at $10 per unit and outstanding at September 30, 2005 and June 30, 2005, respectively	73,852,000	73,271,000

Total members’ equity	73,852,000	73,271,000

Total liabilities and members’ equity	$78,102,000	$88,363,000

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC
STATEMENTS OF INCOME

	For the Three Months	For the Three Months
	Period Ended	Period Ended
	September 30, 2005	September 30, 2004

	(Unaudited)
Revenues
Interest income from investment in real estate loans	$1,853,000	$1,738,000
Loan fees	25,000	72,000
Other income	336,000	11,000

Total revenues	2,214,000	1,821,000
Operating expenses
Management fees	69,000	64,000
Interest expense	50,000	308,000
Loss on sale of real estate held for sale	—	463,000
Write down on real estate held for sale	—	14,000
Expenses related to real estate held for sale	75,000	229,000
Professional Fees	110,000	86,000
Other	1,000	2,000

Total operating expenses	305,000	1,166,000

NET INCOME	$1,909,000	$655,000

Net income allocated to members	$1,909,000	$655,000

Net income allocated to members per weighted average membership units	$0.25	$0.08

Weighted average membership units	7,667,852	8,385,189

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC
STATEMENT OF MEMBERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Units	Amount

Members’ equity at June 30, 2005	7,686,323	$73,271,000
Distributions		(1,160,000)
Reinvestments of distributions	10,414	104,000
Members’ redemptions	(27,886)	(272,000)
Net income		1,909,000

Members’ equity at September 30, 2005 (Unaudited)	7,668,851	$73,852,000

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC
STATEMENTS OF CASH FLOWS

	For the Three Months Ended

	September 30, 2005	September 30, 2004

	(Unaudited)
Cash flows from operating activities:
Net income	$1,909,000	$655,000
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of real estate held for sale	—	14,000
Recovery of losses on sale of real estate held for sale	(5,000)	—
Loss on sale of real estate held for sale	—	463,000
Change in operating assets and liabilities:
Interest and other receivables	16,000	(61,000)
Due to Manager	(970,000)	162,000
Due to Vestin Group	(2,000)	(191,000)
Due to Fund II	35,000	2,062,000
Accounts payable and accrued liabilities	21,000	344,000
Note receivable	5,000	—
Deferred income	(369,000)	72,000

Net cash provided by operating activities	640,000	3,520,000

Cash flows from investing activities:
Investments in real estate loans	(12,350,000)	(5,627,000)
Purchase of investments in real estate loans	—	(1,000,000)
Purchase of investments in real estate loans including interest receivable of $515,000	(5,408,000)	—
Proceeds from loan payoff	15,827,000	9,755,067
Principal payments on real estate held for sale-seller financed	2,626,000	506,933
Sale of investments in real estate loans	—	155,000
Proceeds from sale of investment in real estate	2,561,000	1,650,000
Cash outlays for real estate held for sale	—	(2,251,000)

Net cash provided by investing activities	3,256,000	3,189,000

Cash flows from financing activities:
Payment on note payable	—	(2,000,000)
Members’ distributions, net of reinvestments	(1,160,000)	(1,184,000)
Members’ withdrawals	(168,000)	(267,000)

Net cash used in financing activities	(1,328,000)	(3,451,000)

NET CHANGE IN CASH	2,568,000	3,258,000
Cash, beginning of period	2,862,000	6,571,000

Cash, end of period	$5,430,000	$9,829,000

Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Change in loans funded through secured borrowing	$9,748,000	$12,871,000

Real estate held for sale acquired through foreclosure	$—	$3,309,000

Deferred gain on sale of real estate where we provided the financing	$144,000	$—

Transfer of pro-rata interest in real property to Fund II	$—	$4,278,000

Note receivable from guarantor in exchange for release of guarantee	$—	$119,000

Sale of real estate held for sale where we provide the financing	$886,000	$7,910,000

The accompanying notes are an integral part of these statements.

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
NOTE A — ORGANIZATION
      Vestin Fund I, LLC was organized in December 1999 as a Nevada limited liability company for the purpose of investing in real estate loans. In this report we refer to Vestin Fund I, LLC as the “Company”, “we”, “us” or “our”. We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to as “deeds of trust”). We commenced operations in August 2000. We will continue our operations until December 2019 unless dissolved prior thereto or extended by vote of the members under the provisions of our operating agreement.
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
      By June 2001, we had sold all of the 10,000,000 membership units (“Unit”) offered pursuant to our registration statement. Since then, a number of Units have been redeemed and, as of September 30, 2005, a total of 7,668,851 Units were outstanding. No additional Units will be sold to new investors; however, current members may elect to participate in our Distribution Reinvestment Plan, whereby the members’ distributions may be used to purchase additional Units at $10 per Unit.
      In July 2005, we changed our fiscal year end from September 30 to June 30.
      Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”) wholly owned by Michael V. Shustek, the CEO and director of the Manager. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.
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
      Vestin Mortgage, Inc. is also the Manager of Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.
      We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience, currently Arizona, California, Hawaii, Nevada, New York, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the financials statements and notes thereto contained in the Company’s annual report on Form 10-K for the nine-month transition period ended June 30, 2005.
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
Investments in Real Estate Loans
      The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company’s Operating Agreement provided the price does not exceed the original cost. The purpose primarily is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company’s capital. For example, the Company’s operating agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore generally no gain or loss is recorded on these transactions, regardless or whether to a related or unrelated party.
      Investments in real estate loans are secured by trust deeds. Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.
      Currently, all but one of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. One of our loans is an amortizing loan with a balance of approximately $7.8 million and a term of 36 months. In addition, we also invest in real estate loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2005, we had $9.7 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $62 million, including participating lenders. These loans had interest reserves of approximately $3.2 million, of which our portion is $1.7 million. At June 30, 2005, we had $13.5 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $67.8 million, including participating lenders. These loans had interest reserves of approximately $3.7 million, of which our portion was $0.6 million.
Allowance for Loan Losses
      We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.
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

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
Secured Borrowings
      Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
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
Fair Value of Financial Instruments
      The Financial Accounting Standards Board’s Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of our financial assets. The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:
      (a) Certificate of Deposits and Short-Term Investments: The carrying amount of these instruments are at amortized cost, which approximates fair value.
      (b) Investment in Real Estate Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans, which are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the current carrying value.

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      (c) Assets Under Secured Borrowing: The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.
      At September 30, 2005 and June 30, 2005, the estimated fair values of the real estate loans were approximately $66.1 million and $66.2 million, respectively. At September 30, 2005 and June 30, 2005, the estimated fair values of assets under secured borrowings were approximately $1.6 million and $11.4 million, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.
Net Income Allocated to Members
      Net income allocated to members is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.
Segments
      The Company operates as one business segment.
Income Taxes
      Income tax effects resulting from our operations pass through to our members individually and, accordingly, no provision for income taxes is included in the financial statements.
Reclassifications
      Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation.
NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
      Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.
      We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of September 30, 2005 and June 30, 2005, we have $5,394,000 and $2,971,000, respectively, in excess of the federally insured limits.
      As of September 30, 2005, 26% of our real estate loans were in Nevada compared to 36% at June 30, 2005, and 13% of our real estate loans were in Hawaii compared to 6% at June 30, 2005. Additionally, as of September 30, 2005, 17% of our real estate loans were in Arizona compared to 19% at June 30, 2005 and 20% of our real estate loans in California compared to 29% at June 30, 2005. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in Nevada, Arizona, Hawaii and/or California could have a material adverse effect on us.
      At September 30, 2005, the aggregate amount of loans to our three largest borrowers represented 35% of our total investment in real estate loans. These real estate loans consisted of commercial loans, located in Arizona, Nevada and Hawaii with a first lien position, earning between 5% and 14%, and outstanding balances of approximately $23,462,000. At June 30, 2005, the aggregate amount of loans to our three largest borrowers represented 30% of our total investment in real estate loans. These real estate loans consisted of commercial

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
loans located in Arizona and Nevada, with a first lien position, earning between 5% and 12%, and outstanding balances of approximately $20,462,000. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.
      At September 30, 2005 and June 30, 2005, there was one loan with a balance of approximately $7.8 million representing 11.6% of our total investment in real estate loans. This commercial real estate loan located in Nevada, with a first lien position, is earning 5% interest.
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
NOTE D — INVESTMENTS IN REAL ESTATE LOANS
      We have five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.
      Investments in real estate loans as of September 30, 2005 are summarized below:

			Weighted
	Number		Average	Portfolio	Loan to
Loan Type	of Loans	Balance(3)	Interest Rate	Percentage	Value(2)

Acquisition and development	2	$4,343,000	8.04%	6.49%	79.28%
Commercial(1)	16	47,073,000	9.57%	70.29%	66.90%
Construction	3	2,298,000	12.00%	3.43%	62.32%
Land	5	13,253,000	12.74%	19.79%	58.44%

Total	26	$66,967,000	10.18%	100.00%	65.87%

      Investments in real estate loans as of June 30, 2005 are summarized below:

			Weighted
	Number		Average	Portfolio	Loan to
Loan Type	of Loans	Balance(3)	Interest Rate	Percentage	Value(2)

Acquisition and development	4	$7,272,000	8.49%	10.82%	71.05%
Commercial(1)	15	38,439,000	10.02%	57.25%	64.16%
Construction	3	3,712,000	9.40%	5.53%	69.94%
Land	7	17,725,000	12.89%	26.40%	61.67%

Total	29	$67,148,000	10.58%	100.00%	64.56%

(1)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing.

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

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(3)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where we provided financing. GAAP requires the borrower to have a certain percentage equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	September 30, 2005	June 30, 2005
	Balance	Balance

Balance per loan portfolio	$66,967,000	$67,148,000
Less:
Seller financed loans included in real estate held for sale	(8,634,000)	(10,374,000)
Allowance for loan losses	(1,896,000)	(1,896,000)

Balance per accompanying Balance Sheet	$56,437,000	$54,878,000

	September 30, 2005	Portfolio	June 30, 2005	Portfolio
Loan Type	Balance*	Percentage	Balance*	Percentage

First trust deeds	$66,967,000	100%	$66,645,000	99.25%
Second trust deeds**	—	—	503,000	0.75%

	$66,967,000	100.00%	$67,148,000	100.00%

*	See note (3) above

**	Generally, our Second trust deeds are junior to a first trust deed position held by either us or our Manager.
      The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2005*:

2005	$14,705,000
2006	43,515,000
2007	8,747,000

$66,967,000

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following is a schedule by geographic location of investments in real estate loans as of September 30, 2005 and June 30, 2005:

	September 30, 2005	Portfolio	June 30, 2005	Portfolio
	Balance*	Percentage	Balance*	Percentage

Arizona	$11,386,000	17.00%	$13,063,000	19.45%
California	13,574,000	20.27%	19,794,000	29.48%
Hawaii	9,031,000	13.49%	4,139,000	6.16%
Nevada	17,623,000	26.32%	24,428,000	36.38%
New York	3,249,000	4.85%	3,320,000	4.94%
North Carolina	1,000,000	1.49%	—	—
Oklahoma	1,237,000	1.85%	1,237,000	1.84%
Oregon	3,200,000	4.78%	—	—
Texas	2,167,000	3.23%	1,167,000	1.75%
Washington	2,500,000	3.73%	—	—
Wisconsin	2,000,000	2.99%	—	—

	$66,967,000	100.00%	$67,148,000	100.00%

*	See note (3) above
      At September 30, 2005, three of our loans totaling $12.3 million were non-performing (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We have commenced foreclosure proceedings on these loans. The following schedule summarizes the non-performing loans:

			Number of
	Balance		Months	Percentage of Total
Description of Collateral	September 30, 2005	Maturity Date	Non-Performing	Loan Balance

4 cemeteries and 8 mortuaries in Hawaii Part I	$4,139,000	03/31/2004	18	21.00% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II	4,893,000	03/31/2004	18	35.00% of Part II
Racetrack and hotel in Vernon, NY	3,249,000	06/30/2005	14	12.50%

	$12,281,000

      Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of September 30, 2005, we have provided a general allowance for loan losses of approximately $671,000. Additionally, our Manager recognized a specific reserve related to the four cemeteries and eight mortuaries in Hawaii, of which our portion of the specific reserve is $1,225,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.
      Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our Members.
      The following is a roll-forward of the allowance for loan losses for the three months ended September 30, 2005:

	Balance			Balance
Description	June 30, 2005	Provisions	Deductions	September 30, 2005

General Valuation Allowance	$671,000	$—	$—	$671,000
Specific Allowance	1,225,000	—	—	1,225,000

Total	$1,896,000	$—	$—	$1,896,000

      Rightstar Allowance — As of September 30, 2005, we had commenced a judicial foreclosure on a loan secured by four cemeteries and eight mortuaries in Hawaii. The aggregate amount of the loan is approximately $32 million, of which our balance totals $4,139,000. Of the four lenders included in this loan, one lender has priority over the remaining three lenders in the approximate amount of $14 million pursuant to an inter-creditor agreement. In exchange for expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. Foreclosure proceedings were delayed during the quarter ended September 30, 2005 due to issues encountered in obtaining a license to operate the facilities. We cannot estimate when the foreclosure will be completed or when we may obtain title to the underlying properties. The cemeteries and mortuaries are operating businesses and, after obtaining title and pending disposition of these properties, we may have to include the operating results of these businesses in our financial statements on a consolidated basis. All significant intercompany balances and transactions will be eliminated in the consolidation. During the transition period ended June 30, 2005, the State of Hawaii notified the lenders of a potential trust fund deficit estimated at $19.5 million and claimed this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. However, we re-evaluated the underlying value of the collateral including this estimated trust fund deficit. Based on this estimate, we calculated our total specific reserve allowance for approximately $1,225,000. During the three months ended September 30, 2005, we and Fund II acquired the lender’s position which held priority over the remaining three lenders by acquiring their balance of the loan for approximately $15.5 million, including accrued interest of approximately $1.5 million, which our portion is approximately $5.4 million, including accrued interest of approximately $500,000. We acquired this balance to expedite the foreclosure process and remove the lender from their priority position which had the potential to impair the value we may receive at the time the property is sold. The portion acquired net of accrued interest is referred to “4 cemeteries and 8 mortuaries in Hawaii Part II” in the previous schedule.
      In addition, our Manager had granted extensions on four loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2005 was approximately $2.4 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of September 30, 2005.
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

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2005, our Manager had provided for $671,000 as a general allowance for loan losses and a specific allowance of $1,225,000. At September 30, 2005, three of our loans were non-performing (more than 90 days past due on principal or interest payments) totaling $12.3 million as summarized previously. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.
NOTE E — REAL ESTATE HELD FOR SALE
      At September 30, 2005, we held two properties with a total carrying value of $4.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals or knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
following is a roll-forward of investments in real estate held for sale for the three months ended September 30, 2005:

						Deferred
						Gain
			Balance	Seller		(Loss) on	Balance
	Date	Percentage of	June 30,	Financed	Proceed From	Sale of	September 30,
Description	Acquired	Ownership	2005	Sales	Sales	Real Estate	2005

Land containing 82 residential lots in Henderson, Nevada(1)	2/28/2003	66%	$5,058,000	$—	$(2,561,000)	$—	$2,497,000
126 unit, (207 bed) assisted living facility in Phoenix, Arizona(1)	9/08/2004	10%	886,000	(1,030,000)	—	144,000	—
460 acre residential sub-division in Lake Travis, Texas	8/03/2004	34%	1,813,000		—	—	1,813,000

Total			$7,757,000	$(1,030,000)	$(2,561,000)	$144,000	$4,310,000

(1) Sales of Real Estate Held for Sale for the Three Months Ended September 30, 2005:
      During July 2003, we and Fund II entered into an agreement for the sale of a portion of our interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement required the buyer to purchase 138 lots for cash and gave the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. Through September 30, 2005, the buyer has purchased 272 of the 354 lots. We and Fund II recorded a valuation adjustment for the transition period ended June 30, 2005 of $354,000 and $180,000, respectively, to write down the carrying value of our respective interest in the parcel to the amount corresponding to the negotiated sale and option price. During July 2005, the buyer exercised its option to purchase an additional 82 lots for approximately $3.85 million, of which we received approximately $2.6 million, resulting in no further gain or loss.
      During August 2005, we and Fund II sold the 126 unit (207 bed) assisted living facility in Phoenix, Arizona and financed 100% of the purchase price of which the terms include the following: a 12 month, $10.5 million, interest only loan; interest rate of 7.5% commencing six months following the date of the loan. Our portion is $1 million. This transaction resulted in a $144,000 deferred gain, which will be recognized once the equity requirement has been met. The borrower agreed to reduce the principal balance of the loan by $2 million within six months (which may be extended) following the closing of the loan. We and Fund II wrote down the carrying value of the property in the quarter ended March 31, 2005 by approximately $6.5 million. Upon loan payment we will recover a portion of the write down and do not expect to have any further gains or losses on the sale of this property.
NOTE F — REAL ESTATE HELD FOR SALE — SELLER FINANCED
      At September 30, 2005, we held an interest in two properties with a total carrying value of $8,634,000, which have been sold in transactions where we or an affiliate provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which is typically 20%. We may share ownership of such properties with Fund II, Fund III, the Manager, related, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
conditions. The following is a roll-forward of seller financed real estate held for sale for the three months ended September 30, 2005:

					Principal
		Percentage			Payments	Balance at
		of	Balance at		Received from	September 30,
Description	Date Acquired	Ownership	June 30, 2005	Acquisitions	Borrower	2005

An approximately 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	5%	$171,000	$—	$(171,000)	$—
A completed golf course and raw land in Mesquite, Nevada	11/06/2002	55%	1,475,000	—	(1,475,000)	—
36 acres of raw land in Mesquite, Nevada	11/27/2002	48%	334,000	—	(334,000)	—
Assisted living facility in Las Vegas, Nevada	9/23/2004	52%	7,789,000	—	(41,000)	7,748,000
126 Unit (207 bed) assisted living facility in Phoenix, AZ	9/08/2004	10%	—	886,000	—	886,000
Raw land in Mesquite, Nevada	11/27/2002	53%	605,000	—	(605,000)	—

			$10,374,000	$886,000	$(2,626,000)	$8,634,000

      As of September 30, 2005, we received $894,000 in interest payments from borrowers on the loans associated with the sale of the above properties. Until the borrowers have met the minimum equity ownership requirement to allow us to record the sale, all interest payments received are recorded as deferred income. Once the equity requirement has been met, we will record these amounts as interest income from investments in real estate loans. Due to the short term nature of the financing we provide to these borrowers, we generally expect the necessary ownership requirements to be met upon loan payoff. At that time, we recognize income on interest payments received unless the borrower has met the minimum equity requirements sooner.
NOTE G — RELATED PARTY TRANSACTIONS
Transactions with the Manager
      Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. For the three months ended September 30, 2005 and 2004, we recorded management fees to our Manager of approximately $69,000 and $64,000, respectively. Additionally, for the three months ended September 30, 2005, we recorded pro rata distributions owed to our Manager of approximately $15,000 and $16,000 for the same period in the prior year based upon the total of 100,000 units owned by our Manager.
      As of September 30, 2005, our Manager owed us $48,000, primarily related to deferred interest from borrowers.
      As of June 30, 2005, we owed the Manager $922,000 related to unpaid management fees, our Manager’s pro-rata share of distributions, and expenses paid on our behalf related to the maintenance of real estate held for sale. Amount was paid during the three months ending September 30, 2005.
      As of September 30, 2005, our Manager had an investment in us of approximately $1 million, which consisted of certain costs paid on our behalf related to the registration and start-up costs. Our Manager has received 100,000 units from us related to this investment.
      From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not our intent to make a profit on the

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
purchase or sale of such investments. The purpose is generally to diversify our loan portfolio by spreading our investments among a broader pool of loans. Such interests are generally bought and sold at par value. We do not seek to profit from a sale to a related party nor do we purchase loan interests at a mark-up from related parties.
Transactions with the Funds
      As of September 30, 2005 and June 30, 2005, we owed Fund II $1,595,000 and $1,560,000, respectively, the balance primarily related to payments made on our behalf for the maintenance of real estate owned.
      As of September 30, 2005 and June 30, 2005, we owed Fund III $6,000 primarily related to payments they made on our behalf for legal expenses incurred.
Transactions with Other Related Parties
      For the three months ended September 30, 2005 and 2004, we incurred $15,000 and $5,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest.
      For the three months ended September 30, 2005 and 2004, we incurred $43,000 and $0, respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm.
NOTE H — NOTES RECEIVABLE
      During October 2004, we and Fund II sold the Castaways Hotel/ Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $2,118,000. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000 which is based on a discount rate of 8% as of that date.
      During March 2005, we and Fund II sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $1.8 million which resulted in a loss of approximately $389,000. During June 2005, we and Fund II entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was approximately $640,000. The balance is secured by a second trust deed and is payable in a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due. The guarantors are entitled to a discount of $782,000 from the principal balance in the event the entire balance is paid by December 2006. The first installment was received and recognized as income in July 2005. Our portion was $32,000. Payments will be recognized as revenue when received.
      During November 2004, we and Fund II sold the 140 Unit/224 bed senior facility in Mesa, Arizona of which our consideration received totaled $1,009,000. We and Fund II received a promissory note from the original guarantor of $478,000 of which our share was $69,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. Commencing June 25, 2005 through May 25, 2006, monthly payments shall increase to $15,000 and be applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009 payments are to increase to $20,000 monthly. Due to the uncertainty of collectibility, we have provided a valuation allowance for the entire balance of the promissory note. Revenue will be recognized when payments are received on a pro-rata basis between us and Fund II.

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE I — SECURED BORROWINGS
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
      As of September 30, 2005 and June 30, 2005, funds being used under Inter-creditor and Participation Agreements, where we have potential obligations as defined above totaled $1,643,000 and $11,391,000, respectively.
NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS
      In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. We do not expect the adoption of FIN 47 to have a material impact on its financial position or results of operations.
      In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements”. EITF 05-6 states that the amortization period that is to be used for a leasehold improvement that are placed in service significantly after and not contemplated at the beginning of the lease term, should be the lesser of the useful life of the acquired leasehold improvement or a period that reflects renewals that are reasonably assured upon the purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. The Company currently follows the guidance set forth in EITF 05-6, and therefore the adoption of EITF 05-6 will not have an impact on its financial position or results of operations.
NOTE K — LEGAL MATTERS INVOLVING THE MANAGER
      Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.
      The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals, which heard the case on October 18, 2005. No decision has been rendered. We are not a party to the Action.
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
NOTE L — LEGAL MATTERS INVOLVING THE COMPANY
      The staff of the Pacific Regional Office of the SEC conducted an investigation into certain matters related to us, Vestin Group, Vestin Capital, Fund II and Fund III. We have fully cooperated during the course of the investigation.
      The Staff has notified us, Fund II, Fund III, our Manager, Vestin Capital and Michael V. Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the SEC Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies, which might be sought by the SEC Staff. Based upon these discussions, we currently believe that Fund I, Fund II and Fund III will not be named as parties in the enforcement recommendations. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.
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
NOTE M — REDEMPTION LIMITATION
      In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the members’ capital in any calendar year. As of September 30, 2005, the total of redemptions

VESTIN FUND I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
made from inception was $37.8 million. Balances in Members’ capital accounts as of January 1, 2005 was $81.7 million, which limited redemptions to $8.2 million for calendar 2005. As of September 30, 2005, remaining requests to redeem are approximately $1.8 million in 2005, $7.4 million in 2006, $6.6 million in 2007, $6.0 million in 2008, $5.4 million in 2009, $4.8 million in 2010, $4.3 million in 2011, $3.9 million in 2012, $3.5 million in 2013, $3.2 million in 2014, $2.8 million in 2015, $2.6 million in 2016, $2.3 million in 2017, $2.1 million in 2018 and $0.4 million in 2019 had been logged, without taking into account unit valuation adjustments.
      In order to satisfy these redemption requests, in the past, we have accumulated by the end of a calendar year a cash reserve equal to approximately 10% of our total capital. This is in addition to the 3% reserve we maintained for working capital purposes. This reserve is generally accumulated by retaining funds received upon the pay-off of a loan and not reinvesting them in new loans. This has the effect of reducing the amount of capital we deploy in real estate loans, which in turn reduces our revenues and distributions to members. At September 30, 2005, we had not reserved any cash to satisfy redemption requests.
      Our Manager is currently pursuing a plan to convert Vestin Fund I into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on a national securities exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, declaration of effectiveness by the SEC of a proxy and registration statement, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund I into a REIT will be successfully implemented. Amendment No. 1 of the Form S-4 registration statement for Vestin Real Estate Trust I, Inc. was filed on October 7, 2005 with the Securities Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following is a financial review and analysis of our financial condition and results of operations for the three months ended September 30, 2005. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our report on Form 10-K for the nine month transition period ended June 30, 2005.
Background
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
      By June 2001, we had sold all of the 10,000,000 membership units (“Unit”) offered pursuant to our registration statement. Since then, a number of Units have been redeemed and, as of September 30, 2005, a total of 7,668,851 Units were outstanding. No additional Units will be sold to new investors; however, current members may elect to participate in our Distribution Reinvestment Plan, whereby the members’ distributions may be used to purchase additional Units at $10 per Unit.
      In July 2005, we changed our fiscal year end from September 30 to June 30.
      Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”) wholly owned by Michael V. Shustek, the CEO and director of the Manager. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.
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
      Vestin Mortgage, Inc. is also the Manager of Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.
      We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience, currently Arizona, California, Hawaii, Nevada, New York, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

      As a non-conventional lender, we are more willing to invest in real estate loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loans, borrowers are willing to pay us an interest rate that is two to five points above the rates generally charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.
      Our principal investment objectives are to:

•	Produce revenues from the interest income on our real estate loans;

•	Provide monthly cash distributions from the revenues generated by our real estate loans;

•	Preserve capital contribution; and

•	Reinvest, to the extent permissible, payments of principal and sales (net of expenses).
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
      Our operating results have been adversely affected by non-performing assets. Non-performing assets totaled approximately $16.6 million or 21.25% of our total assets as of September 30, 2005 as compared to $15.9 million or 17.99% of our assets as of June 30, 2005. At September 30, 2005, non-performing assets consist of approximately $4.3 million of real estate held for sale not sold through seller financing and approximately $12.3 million of non-performing loans. As of September 30, 2005, we have provided a general allowance for loan losses of approximately $0.7 million and a specific allowance of approximately $1.2 million on a loan secured by four cemeteries and eight mortuaries in Hawaii. See “Rightstar Loan Allowance.” The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of September 30, 2005 was 18 months and June 30, 2005 was 19 months. In addition, our operating results during the past several years have been adversely affected by the fact that interest rates were near a 40-year low. The low interest rates diminish the interest rates we can charge on our loans. While there has been some movement in the economy towards higher interest rates, it is not clear if or when any such rate increases will impact our business. The weighted average interest rate on our loans at September 30, 2005 was 10.18% as compared to 10.58% at June 30, 2005. Our annualized rate of return to members for the three months ended September 30, 2005 was 9.88%, and for the transition period ended June 30, 2005 was 1.9%. The decline in our annualized rate of return to members for the transition period ended June 30, 2005 was due primarily to the increase in non-performing loans and the lower interest rate we are able to charge on our loans described above. The increase in our annualized rate of return to members for the three months ended September 30, 2005 compared to the nine month transition period ended June 30, 2005 is primarily due to the deferred income recognized in the period relating to the payoffs of real estate held for sale — seller financed loans and no additional real estate loan loss reserves or allowance to real estate held for sale was deemed necessary during the period.
      Adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio which, as of September 30, 2005, was 66% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, a marked increase in loan defaults accompanied by a rapid decline in real estate values could result in losses on defaulted loans that would have a material adverse effect upon our financial condition and operating results.
      Recently, we have experienced an increased demand for loans. We cannot be certain whether this increased demand will continue or represent an ongoing trend. However, a substained increase in lending activity could favorably impact our operating results.
      Historically, our Manager has focused its operations in Nevada and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. As of September 30, 2005, 26% of the principal amount of our loans was secured by real estate in Nevada, while 20%, 17% and 13% were secured by real estate in California, Arizona, and Hawaii, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. If we enter into another recession, particularly in any of the identified states, our operating results could be adversely affected.
Summarization of Financial Results

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004

	(Unaudited)	(Unaudited)
Total revenues	$2,214,000	$1,821,000
Total expenses	$305,000	$1,166,000

Net income	$1,909,000	$655,000

Net income allocated to members per weighted average membership units	$0.25	$0.08

Annualized rate of return to members(a)	9.88%	3.10%

Weighted average membership units	$7,667,852	$8,385,189

Cash distributions	$1,160,000	$1,393,000

Cash distributions per weighted average membership unit	$0.15	$0.17

Weighted average term of outstanding loans	18 months	19 months

(a)	The annualized rate of return to members is calculated based upon the GAAP net income allocated to members per weighted average units as of September 30, 2005 and 2004 divided by 92 days (the number of days during each respective period) and multiplied by 365 days, then divided by ten (the original cost of $10 per unit).

      Total Revenues. For the three months ended September 30, 2005, revenues totaled $2,214,000 compared to $1,821,000 for the three months ended September 30, 2004, an increase of $393,000 or 22%. Revenues were affected by the following factors:

•	Revenues for the three months ended September 30, 2005 included other income of $336,000, compared to $11,000, for the three months ended September 30, 2004. The increase in other income is primarily related to a title settlement received in the amount of $272,000 in the current period. In addition, we received $32,000 relating to a settlement agreement with the guarantors of a loan relating to the 126-unit hotel in Mesquite, Nevada property which was sold in March 2005.

•	Approximately $254,000 of our interest revenue for the three months ended September 30, 2005 was derived from interest reserves compared to interest revenue of $461,000 for the three months ended September 30, 2004.
      Total non-performing assets decreased to $16.6 million at September 30, 2005 from $26.5 million at September 30, 2004. Non-performing assets at September 30, 2005 consist of approximately $12.3 million of non-performing loans and approximately $4.3 million of real estate held for sale not resold through seller financing. The amount of non-performing assets may reflect the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying real estate loans. We attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with our objective of avoiding a loss of principal. However, we cannot predict how quickly we can convert non-performing assets and any increase in our non-performing assets will have an adverse affect upon our revenues. On occasions we have encountered unexpected problems which have delayed our ability to sell foreclosed properties.
      As of September 30, 2005 we also had $8.6 million of seller financed real estate held for sale. GAAP requires the borrower to have a certain percentage of equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.
      As of September 30, 2005, our Manager had granted extensions on four loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2005 was approximately $2.4 million.
      Total Expenses. For the three months ended September 30, 2005, expenses totaled $305,000 compared to $1,166,000 for the three months ended September 30, 2004, a decrease of $861,000 or 74%. Expenses were affected by the following factors:

•	Expenses related to the maintenance of real estate held for sale decreased by approximately $154,000, due to the decrease of real estate held for sale of approximately $11 million from September 30, 2004 to September 30, 2005.

•	Interest expense related to secured borrowings decreased approximately $258,000 due to the decrease in the balance of secured borrowers of approximately $4.5 million from September 30, 2004 to September 30, 2005.

•	During the three months ended September 30, 2004, we and Fund II sold and provided financing on an assisted living facility in Las Vegas, Nevada. The sale resulted in a loss of approximately $463,000.

•	For the three months ended September 30, 2005 and 2004, we had professional fees of approximately $110,000 and $86,000, respectively, which was an increase of $24,000. We expect fees to continue at the amounts being incurred during the three months ended September 30, 2005 due to the implementation and maintenance requirements of the Sarbanes-Oxley Act of 2002 and costs related to foreclosures.

      Net Income. As a result of the foregoing factors the net income for the three months ended September 30, 2005 totaled $1,909,000 compared to $655,000 for the three months ended September 30, 2004, an increase of $1,254,000 or 191%. If the proposed REIT conversion is not consummated, we will need to continue to set aside, and ultimately return capital to satisfy redemption requests. This has the effect of reducing the amount of capital available for investment in real estate loans, which in turn reduces our revenues.
      Annualized Rate of Return to Members. For the three months ended September 30, 2005, annualized rate of return to members totaled 9.88% as compared to 3.10% for the same period in 2004.
      Distributions to Members. The following is a schedule of distributions paid for the three months ended September 30, 2005 and September 30, 2004. Net Income Available for Distribution as defined in our Operating Agreement is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004

Distributions Representing Net Income Available for Distribution	$1,160,000	$669,000
Distributions in Excess of Net Income Available for Distributions Generated During the Period	—	724,000

Total Distributions	$1,160,000	$1,393,000

      The most directly comparable GAAP measure to Net Income Available for Distribution is Net Income. Net Income Available for Distribution is presented because we are required to distribute this amount pursuant to our Operating Agreement. Net Income Available for Distributions reconciles to GAAP Net Income as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004

Net Income	$1,909,000	$655,000
Provision for Write-down of Real Estate Included Above	—	14,000
Working Capital Reserves	(749,000)	—

Distributions of Net Income Available for Distribution	$1,160,000	$669,000

      Stated Unit Value Adjustment. Following a periodic review by our Manager as required pursuant to the Operating Agreement as a result of write downs in the carrying value of real estate held for sale, effective April 1, 2005, we adjusted the stated unit value of each unit to $9.75 to reflect the estimated net value of each unit at that date. The periodic review of the estimated net unit value includes an analysis of unrealized gains that our Manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP. We cannot predict the eventual outcome of any remedies our Manager may pursue for the collection of loan losses.
      Redemptions. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of September 30, 2005, the total of redemptions made from inception was $37.8 million. Balances in Members’ capital accounts as of January 1, 2005 was $81.7 million, which limited redemptions to $8.2 million for calendar 2005. As of September 30, 2005, remaining requests to redeem are approximately $1.8 million in 2005, $7.4 million in 2006, $6.6 million in 2007, $6.0 million in 2008, $5.4 million in 2009, $4.8 million in 2010, $4.3 million in

2011, $3.9 million in 2012, $3.5 million in 2013, $3.2 million in 2014, $2.8 million in 2015, $2.6 million in 2016, $2.3 million in 2017, $2.1 million in 2018 and $0.4 million in 2019 had been logged, without taking into account unit valuation adjustments.
      In order to satisfy these redemption requests, in the past, we have accumulated by the end of a calendar year a cash reserve equal to approximately 10% of our total capital. This is in addition to the 3% reserve we maintained for working capital purposes. This reserve is generally accumulated by retaining funds received upon the pay-off of a loan and not reinvesting them in new loans. This has the effect of reducing the amount of capital we deploy in real estate loans, which in turn reduces our revenues and distributions to members. At September 30, 2005, we had not reserved any cash to satisfy redemption requests.
      Our Manager is currently pursuing a plan to convert Vestin Fund I into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, declaration of effectiveness by the SEC of a registration statement, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund I into a REIT will be successfully implemented. Amendment No. 1 of the Form S-4 registration statement for Vestin Realty Trust I, Inc. was filed on October 7, 2005 with the Securities Exchange Commission.
INVESTMENTS IN REAL ESTATE LOANS SECURED BY REAL ESTATE PORTFOLIO
      As of September 30, 2005, we had investments in real estate loans secured by real estate totaling $67 million. All of these loans were secured by first deeds of trust.
      As of September 30, 2005, the weighted average contractual interest yield on our investments in mortgage loans was 10.18%. These mortgage loans have contractual maturities within the next 24 months.

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
      The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends;

•	Review and evaluation of loans identified as having loss potentials; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.
      Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2005, our Manager had provided for $671,000 as a general allowance for loan losses and a specific allowance of $1,225,000. At September 30, 2005, three of our loans were non-performing

(more than 90 days past due on principal or interest payments) of approximately $12.3 million as summarized previously. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.
OFF-BALANCE SHEET ARRANGEMENTS
      We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts
CONTRACTUAL OBLIGATIONS
      The following summarizes our contractual obligations at September 30, 2005:

	Payment Due By Period

		Less Than			More Than
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Secured borrowings	$1,643,000	$1,643,000	$—	$—	$—
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
      The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2005 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Increase (Decrease)
Changed Assumption	in Interest Income

Weighted average interest rate assumption increased by 1% or 100 basis points	$575,000
Weighted average interest rate assumption increased by 5% or 500 basis points	$2,875,000
Weighted average interest rate assumption decreased by 1% or 100 basis points	$(575,000)
Weighted average interest rate assumption decreased by 5% or 500 basis points	$(2,875,000)
      The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the financial statements.

Investments in Real Estate Loans
      The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company’s Operating Agreement provided the price does not exceed the original cost. The purpose primarily is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company’s capital. For example, the Company’s operating agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

      Investments in real estate loans are secured by trust deeds. Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Allowance for Loan Losses
      We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.
      The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2005 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Increase (Decrease)
in Allowance for
Changed Assumption	Loan Losses

Allowance for loan losses assumption increased by 1% of loan portfolio	$670,000
Allowance for loan losses assumption increased by 5% of loan portfolio	$3,348,000
Allowance for loan losses assumption decreased by 1% of loan portfolio	$(670,000)
Allowance for loan losses assumption decreased by 5% of loan portfolio	$(3,348,000)
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
RELATED PARTY TRANSACTIONS

Transactions with the Manager
      Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contribution, paid monthly in arrears. For the three months ended September 30, 2005 and 2004, we recorded management fees to our Manager of approximately $69,000 and $64,000, respectively. Additionally, for the three months ended September 30, 2005 and 2004, we recorded pro rata distributions owed to our Manager of approximately $15,000 and $16,000, respectively based upon the total of 100,000 units owned by our Manager.
      As of September 30, 2005, our Manager owed us $48,000, primarily related to interest collected on our behalf from borrowers.
      As of June 30, 2005, we owed the Manager $922,000 related to unpaid management fees, our Manager’s pro-rata share of distributions, and expenses paid on our behalf related to the maintenance of real estate held for sale. Amount was paid during the three months ended September 30, 2005.

      As of September 30, 2005, our Manager had an investment in us of approximately $1 million, which consisted of certain costs paid on our behalf related to the registration and start-up costs. Our Manager has received 100,000 units from us related to this investment.
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
Transactions with the Funds
      As of September 30, 2005 and June 30, 2005, we owed Fund II $1,595,000 and $1,560,000 respectively, the balance primarily related to payments made on our behalf for the maintenance of real estate owned.
      As of September 30, 2005 and June 30, 2005, we owed Fund III $6,000 primarily related to payments they made on our behalf for legal expenses incurred.
Transactions with Other Related Parties
      During the three months ended September 30, 2005 and 2004, we incurred $15,000 and $5,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest.
      During the three months ended September 30, 2005 and 2004, we incurred $43,000 and $0, respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm.
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

turn could harm our reputation and make it more difficult for us to attract investors willing to acquire an interest in real estate loans.

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
      In addition, foreclosures on defaulted loans create additional risks that may adversely affect our operating results. These risks include:

•	We may incur substantial legal fees and court costs in acquiring a mortgaged property through a foreclosure sale and/or bankruptcy proceedings.

•	During the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less, if any, income from such loans, thereby reducing our earnings.

•	Properties foreclosed upon may not generate sufficient income from operations to meet expenses, such as property taxes, maintenance costs, mortgage payments, insurance cost and related charges.

•	Operation of foreclosed properties may require us to spend substantial funds for an extended period until we are able to find a suitable buyer.

•	We incur liability risks in owning and operating real property such as possible liability for injury to persons and property or for the cost involved in cleaning up any contamination by materials hazardous to the environment.

•	Proceeds from the sale of foreclosed property may not generate full repayment of our loans and, in connection with such sale, we may be required to provide seller financing and incur the risk that the buyer may default on such financing.
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
      One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate real estate loans after market interest rates have increased. This creates three risks for us:
      (i) There can be no assurance that permitted rate increases, if any, will be adequate if interest rates have increased beyond the range contemplated by our loan documents.
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

Distributions from real estate loans we own may decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.
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
      During the three months ended September 30, 2005, cash flows provided by operating activities approximated $0.6 million. Investing activities consisted of cash provided by loan payoffs of approximately $18.5 million, new investments and purchases of real estate loans of approximately $17.2 million, and proceeds from the sale of real estate held for sale of approximately $2.6 million. Financing activities consisted of members’ redemptions in the amount of $0.2 million and distributions of $1.2 million (net of reinvestments).

      At September 30, 2005, we had $5.4 million in cash, $300,000 in certificates of deposit, and $78.1 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We are not obligated to satisfy redemption requests unless we have cash available to satisfy such requests nor are we obligated to liquidate assets to satisfy such requests. We believe we have sufficient working capital to meet our operating needs in the near term.
      Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans.
      As of September 30, 2005, members holding approximately 9% of our outstanding units have elected to reinvest their distributions. We no longer accept new members. The level of distribution reinvestment will depend upon our performance, as well as, the number of our members who prefer to reinvest rather than receive current distributions of their income.
      We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status and real estate held for sale totaling $12.3 million and $4.3 million, respectively, as of September 30, 2005 compared to $8.1 million and $7.8 million, respectively, as of June 30, 2005. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that non-performing assets exist as a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.
      In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of September 30, 2005, the total of redemptions made from inception was $37.8 million. Balances in Members’ capital accounts as of January 1, 2005 was $81.7 million, which limited redemptions to $8.2 million for calendar 2005. As of September 30, 2005, remaining requests to redeem are approximately $1.8 million in 2005, $7.4 million in 2006, $6.6 million in 2007, $6.0 million in 2008, $5.4 million in 2009, $4.8 million in 2010, $4.3 million in 2011, $3.9 million in 2012, $3.5 million in 2013, $3.2 million in 2014, $2.8 million in 2015, $2.6 million in 2016, $2.3 million in 2017, $2.1 million in 2018 and $0.4 million in 2019 had been logged, without taking into account unit valuation adjustments.
      In order to satisfy these redemption requests, in the past, we have accumulated by the end of a calendar year a cash reserve equal to approximately 10% of our total capital. This is in addition to the 3% reserve we maintained for working capital purposes. This reserve is generally accumulated by retaining funds received upon the pay-off of a loan and not reinvesting them in new loans. This has the effect of reducing the amount of capital we deploy in real estate loans, which in turn reduces our revenues and distributions to members. At September 30, 2005, we had not reserved any cash to satisfy redemption requests.
      Our Manager is currently pursuing a plan to convert Vestin Fund I into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent a further erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, declaration of effectiveness by the SEC of a registration statement, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund I into a REIT will be successfully implemented. Amendment No. 1 to the Form S-4 registration statement for Vestin Realty Trust I, Inc. was filed on October 7, 2005 with the Securities Exchange Commission.

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
      As of September 30, 2005, funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above, totaled $1,643,000 million compared to $11,391,000 at June 30, 2005.
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
FORWARD LOOKING STATEMENT
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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt. Most of our assets consist of real estate loans, including those that are financed under Inter-creditor Agreements. At September 30, 2005, our aggregate investment in real estate loans was $66,967,000 with a weighted average yield of 10.18%. Loans financed under Inter-creditor Agreements totaled $1,643,000 at September 30, 2005 and are classified as assets under secured borrowings. Such financing is at a weighted average interest rate of 10%. These real estate loans mature within the next 12 months. Most of the real estate loans have a term of 12 months.
      The weighted average term of outstanding loans at September 30, 2005 has decreased to 18 months due to new loans during the three month period ending September 30, 2005 totaling $12.4 million having a contractual term of 12 months. All of the outstanding real estate loans at September 30, 2005 are fixed rate loans. All of the real estate loans are held for investment purposes and are intended to be held to their maturity date. None of the real estate loans have prepayment penalties.

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
      The following table contains information about the investment in mortgage loans held in our portfolio as of September 30, 2005. The presentation aggregates the investment in mortgage loans by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of September 30, 2005:
Interest Earning Assets
Aggregated by Maturity
Three Months Ended September 30, 2005

Interest Earning Assets	2005	2006	2007	2008	2009	Thereafter	Total

Investments in real estate loans	$14,705,000	$43,515,000	$8,747,000	$—	$—	$—	$66,967,000
Weighted Average interest rates	13.07%	10.09%	5.80%	—	—	—	10.18%
      As of September 30, 2005, we had cash and investments in certificates of deposit and other short-term deposit accounts totaling $5.7 million. We anticipate that approximately 3% of our assets will be held in such accounts as cash reserves. Additional deposits in such accounts will be made as funds are received from the repayment of loans pending the reinvestment of such funds in new real estate loans or held for member redemptions. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of September 30, 2005.
      Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of September 30, 2005 as discussed below.
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
      As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of September 30, 2005. As a result of the assessment, we identified the following material weaknesses:

•	The first material weakness identified insufficient resources of technical accounting and reporting expertise. This weakness relates to the oversight and review of financial transactions, which affects our ability to prepare and properly review financial statements and accompanying footnote disclosures in accordance with United States generally accepted accounting principles and the rules and regulations of the SEC.

•	As a result of the foregoing material weakness, there has been ineffective oversight of documentation of authorizations to ensure that procedures are properly executed. Specifically, we did not have backup documentation for some authorized payments made by our Company.
      The foregoing material weaknesses resulted in revisions to the draft financial statement disclosures, but we believe our final financial statements and related disclosures were accurate in all material respects. In addition, our Manager and independent auditors together have determined that the identified material weaknesses did not result in inadequate or deficient financial reporting for prior periods and will not result in a restatement of any of our prior financial statements.
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
      We believe that, for the reasons described above, we are continuing to improve our disclosure controls and procedures and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Legal Matters Involving Our Manager
      Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a Company wholly owned by Michael V. Shustek, the sole shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.
      The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals, which heard the case on October 18, 2005. No decision has been rendered. We are not a party to the Action.
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
Legal Matters Involving the Company
      The staff of the Pacific Regional Office of the SEC conducted an investigation into certain matters related to us, Vestin Group, Vestin Capital, Fund II and Fund III. We have fully cooperated during the course of the investigation.
      The Staff has notified us, Fund II, Fund III, our Manager, Vestin Capital and Michael V. Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the SEC Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies, which might be sought by the SEC Staff. Based upon these discussions, we currently believe that Fund I, Fund II and Fund III will not be named as parties in the enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
Market Information
      There is no established public trading market for the trading of Units.
Holders
      As of September 30, 2005, 1,231 accounts held 7,668,851 Units of interest in the Company.
Distribution Policy
      We generally distribute to Unit holders on a monthly basis our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Our Operating Agreement also permits distributions of capital. We made distributions of approximately $1,160,000 (prior to reinvested distributions) during the three months ended September 30, 2005, all of which were paid from Net Income Available for Distribution. It is our intention to continue to distribute our Net Income Available for Distribution to our Unit holders.
Recent Sales of Unregistered Securities
      None.
Equity Compensation Plan Information
      None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Units Purchased as	Units that May Yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Units Purchased(1)	per Unit	or Programs	Programs

July 2005	26,624	$9.75	None	None
August 2005	714	$9.75	None	None
September 2005	548	$9.75	None	None

(1)	Pursuant to our Operating Agreement, members may request to have their units redeemed. However, in order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Balances in Members’ capital accounts as of January 1, 2005 were approximately $81.7 million, which limited redemptions to approximately $8.2 million for calendar year 2005. As of September 30, 2005, we had approximately $1.8 million in redemptions that remain to be fulfilled in 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5.	OTHER INFORMATION
      None.

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1(1)	Articles of Organization
3.2(2)	Amended and Restated Operating Agreement (included as Exhibit A to the Company’s prospectus)
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-11 Registration Statement filed on December 21, 2000 (File No. 333-52484).

(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-11 Registration Statement filed on October 23, 2003 (File No. 333-52484).

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
Chief Financial Officer of the Manager
Dated: November 8, 2005